Form 10-Q
period 1999-03-31
SILVER BOW ANTIQUE AVIATION
filed 1999-05-20
CIK 1076891

(Unaudited)

                                     SILVER BOW ANTIQUE AVIATION

                                         (a Development Stage Company)

                            CONSOLIDATED FINANCIAL STATEMENTS

                                             FIRST QUARTER 1999

              Covering the Three Month Periods Ended March 31, 1999 and 1998





























                       The accompanying notes are an integral part of the financial statements


                                                                        -1-

                                           (Unaudited)
                                   SILVER BOW ANTIQUE AVIATION
                                  (a Development Stage Company)
                                           BALANCE  SHEET

                                 Mar. 31        Dec. 31
                ASSETS             1999           1998
Current Assets
  Cash                        $    2,039            2,054
  Other Current Assets        ____________________________
     Total Current Assets     $    2,039            2,054
Fixed Assets
   Costs/2 Aircraft (Note 2)  $  178,000          178,000
   Less Accumulated Depreciation   1,300               -0-
     Net Fixed Assets         $  176,700          178,000
Other Assets                  $       -0-              -0-
     TOTAL ASSETS             $  178,739          180,054
                            ==============================
            LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Trade Payables             $       -0-              -0-
   Interest 10yr Note$178,000(Note2)
                                   2,670               -0-
   CurYrPortion NotePayable (Note 2)
                                  17,800           17,800
     Total Current Liabilities $  20,470           17,800
Long Term Liabilities
   Note Payable (Note 2)        $160,200          160,200
     TOTAL LIABILITIES          $180,670          178,000

STOCKHOLDERS' EQUITY
   Preferred Stock - Par value $.001;
      Authorized;    1,000,000 shares;
      Issued & Outstanding; -0- shares
                               $      -0-              -0-
   Common Stock - Par value $.001;
      Authorized;  99,000,000 shares;
      Issued & Outstanding; 2,990,400
      shares (both periods)        2,990            2,990
   Paid in capital                    -0-              -0-
   Equity; Accum. Earnings/
   <Deficit>                   <   4,921>       <     936>
TOTAL STOCKHOLDERS'
   NET EQUITY                  <   1,931>           2,054
TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY       $  178,739          180,054
                              ===========================

      The accompanying notes are an integral part of these financial statements
                                         -2-

                                        (Unaudited)
                                 SILVER BOW ANTIQUE AVIATION
                                (a Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                  3 Months Ended        6 Months Ended
                                     March 31,              June 30,
                                   1999           1998        1999      1998
REVENUES
   Income                      $     -0-             -0-        -0-       -0-
     Total Revenues            $     -0-             -0-        -0-       -0-

OPERATING EXPENSES
   G & A Expenses-
      Transfer Agent Fees/Registration
      Depreciation                1,300
      Accounting Fees
      Legal Fees
      Interest Expense            2,670
      Other Expenses                 15
     Total Expenses               3,985               -0-        -0-      -0-

Operating Income <Loss>          <3,985>              -0-        -0-      -0-
OTHER INCOME <EXPENSES>              -0-              -0-        -0-      -0-

Pretax Income <Loss             $<3,985>              -0-        -0-      -0-


                               ==============================================
Average No. of Common
      Shares Outstanding      2,990,040        2,990,040


      Income <Loss> Per Share   <$0.001>   $          -0-


Diluted Average No. of Common
      Shares Outstanding      2,990,040        2,990,040

      Income <Loss> Per Share   <$0.001>   $          -0-








The accompanying notes are an integral part of these financial statements
                                     -3-


                                         (Unaudited)
                                 Silverbow Antique Aviation
                                (a Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                     For The Periods Ended
                                       3 Months Ended

                                          March 31
                                         1999          1998

Cash Flows From Operating Activities
   Net Profit <Loss>                      $<3,985>          -0-

   Non cash items; Depreciation             1,300           -0-

   <Increase>/decrease in Current Assets       -0-          -0-

   <Decrease>/increase in Current Liabilities
        (Note 2)                            2,670           -0-

  Increase/<decrease> Long Term Liability      -0-          -0-

Cash <Used> by Operating Activities     $ <    15>          -0-

Cash flows <used> from Investing Activities
                                        $ <     -0-         -0-

Cash flows <used> from Financing Activities$    -0-         -0-

Increase <decrease> in Cash             $ <     15>         -0-

Cash and Cash Equivalents Beginning Period$   2,054         -0-

Cash and Cash Equivalents End of Period    $  2,039         -0-
                                         =======================











    The accompanying notes are an integral part of these financial statements

                                    -4-

                                 (Unaudited)
                          SILVER BOW ANTIQUE AVIATION
                         (a Development Stage Company)

                          CONSOLIDATED FINANCIAL NOTES
                     For the Three Months Ending March31, 1999


General
     The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow Antique Aviation believes that the disclosure are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 1999 should be read in conjunction with the financial statements and notes thereto included in this report and the Company's report on Form 10SB12G filed with the Security and Exchange Commission on May 7, 1999, along with the Independent Auditors' Financial Report covering the years 1994 through and including the year ending December 31, 1998.

     The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

Note 1 Organization and business purpose - The Company is "a Development Stage Company" and has had no significant business activity. Incidental costs to maintain the legal registration of the Company in the State of Nevada and with any other agency, have been paid or assumed by the current officers and directors and a related party Corporation. Certain other costs with respect to maintaining the (2) Company-owned aircraft have similarily been absorbed.

Note 2 Notes payable to the majority stockholder for the acquisition of aircraft - The Current Liability Accounts reflect the accrual of the annual 6% Interest Expense.








    The accompanying notes are an integral part of these financial statements

                                      -5-