Form 10-Q/A
period 1999-03-31
SILVER BOW ANTIQUE AVIATION
filed 1999-05-21
CIK 1076891

TYPE:  10QSB
 SEQUENCE:  1
 DESCRIPTION:  MARCH 1999 - 10QSB



                            SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
                                                           FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

          __________________ to ____________________.

         Commission File Number 000-25997

                                      Silver Bow Antique Aviation
               (Exact Name of Small Business Issuer as specified in its Charter)


            Nevada                                                    91-1939533
(State or other Jurisdiction of                              I.R.S. Employer
Incorporation or Organization                             Identification Number)


83-888 Ave. 51 (Box 1130), Thermal, CA                                92274
(Address of principal executive offices)
(Zip Code)

                                                       (760) 398-9700
                                                   (Issuer's telephone number)

               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $0.001 par value                    2,990,400
Title of Class                           Number of Shares outstanding
                                         at March 31, 1999
No exhibits included.



                                  PART I

Item 1.  Description of Business.
- ---------------------------------

Business Development.
- ---------------------

     Silver Bow Antique Aviation (the "Company") was organized under the laws of the State of Nevada on April 28, 1994, under the name "Silver Bow Antique Aviation". The Company was incorporated primarily to engage in the restoration and maintenance of antique aircraft.




 Part III, Item 1.

     The company owns two aircraft which will eventually be sold. Other than seeking and investigating potential assets, property or business to acquire, the Company has had no business operations for the past four fiscal years. The Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has limited assets and conducts no material business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract nor does the Company intend to provide any disclosure documentation to stockholders unless similarly required. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers will also be restriction free. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what may be deemed to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.













                                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 20, 1999                      By: /s/
                                         Dempsey K. Mork
                                         (President and Director)




























                                 (Unaudited)
                        SILVER BOW ANTIQUE AVIATION
                       (a Development Stage Company)
                                BALANCE  SHEET

                                  Mar. 31        Dec. 31
          ASSETS                    1999           1998
Current Assets
  Cash                             $    2,039            2,054
  Other Current Assets             ___________________________
     Total Current Assets          $    2,039            2,054
Fixed Assets
   Costs/2 Aircraft (Note 2)       $  178,000          178,000
   Less Accumulated Depreciation    -   1,300               -0-
     Net Fixed Assets              $  176,700          178,000
Other Assets                       $       -0-              -0-
     TOTAL ASSETS                  $  178,739          180,054
                                  =============================
            LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Trade Payables                  $        -0-              -0-
   Interest 10yr Note$178,000(Note2)     2,670               -0-
   CurYrPortion NotePayable (Note 2)    17,800           17,800
     Total Current Liabilities     $    20,470           17,800
Long Term Liabilities
   Note Payable (Note 2)           $   160,200          160,200
     TOTAL LIABILITIES             $   180,670          178,000

STOCKHOLDERS' EQUITY
   Preferred Stock - Par value $.001;
      Authorized;    1,000,000 shares;
      Issued & Outstanding; -0- shares
                                   $         -0-              -0-
   Common Stock - Par value $.001;
      Authorized;  99,000,000 shares;
      Issued & Outstanding; 2,990,400
      shares (both periods)               2,990             2,990
   Paid in capital                           -0-               -0-
   Equity; Accum. Earnings/<Deficit>  <   4,921>        <     936>
TOTAL STOCKHOLDERS'
   NET EQUITY                         <   1,931>            2,054
TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                $178,739           180,054
                                       ===========================
   The accompanying notes are an integral part of these financial statements
                                 -2-

                                   (Unaudited)
                          SILVER BOW ANTIQUE AVIATION
                          (a Development Stage Company)
                            STATEMENT OF OPERATIONS
                                  3 Months Ended
                                    March 31,
                                   1999     1998
REVENUES
   Income                      $     -0-       -0-
     Total Revenues            $     -0-       -0-

OPERATING EXPENSES
   G & A Expenses-
      Transfer Agent Fees/Registration
      Depreciation                1,300
      Accounting Fees
      Legal Fees
      Interest Expense            2,670
      Other Expenses                 15
     Total Expenses               3,985         -0-

Operating Income <Loss>          <3,985>        -0-
OTHER INCOME <EXPENSES>              -0-        -0-
Pretax Income <Loss>            $<3,985>        -0-

                         ================================
Average No. of Common
      Shares Outstanding      2,990,040  2,990,040

      Income <Loss> Per Share   <$0.001> $      -0-

Diluted Average No. of Common
      Shares Outstanding      2,990,040  2,990,040

      Income <Loss> Per Share   <$0.001> $      -0-







The accompanying notes are an integral part of these financial statements
                               -3-


                                (Unaudited)
                         Silverbow Antique Aviation
                       (a Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                            For The Periods Ended
                               3 Months Ended
                                       March 31
                                         1999         1998

Cash Flows From Operating Activities
   Net Profit <Loss>                    $<3,985>       -0-

   Non cash items; Depreciation           1,300        -0-
   <Increase>/decrease in Current Assets
                                             -0-        -0-
   <Decrease>/increase in Current Liabilities
        (Note 2)                          2,670         -0-
  Increase/<decrease> Long Term Liability    -0-        -0-

Cash <Used> by Operating Activities    $<    15>        -0-

Cash flows <used> from Investing Activities
                                       $<    -0-        -0-

Cash flows <used> from Financing Activities
                                       $     -0-        -0-

Increase <decrease> in Cash            $<    15>        -0-

Cash and Cash Equivalents Beginning Period
                                       $   2,054        -0-

Cash and Cash Equivalents End of Period$   2,039        -0-
                                       ====================











  The accompanying notes are an integral part of these financial statements

                                   -4-

                                (Unaudited)
                         SILVER BOW ANTIQUE AVIATION
                        (a Development Stage Company)

                         CONSOLIDATED FINANCIAL NOTES
                  For the Three Months Ending March 31, 1999
General
     The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow Antique Aviation believes that the disclosure are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 1999 should be read in conjunction with the financial statements and notes thereto included in this report and the Company's report on Form 10SB12G filed with the Security and Exchange Commission on May 7, 1999, along with the Independent Auditors' Financial Report covering the years 1994 through and including the year ending December 31, 1998.

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