Form 10-Q
period 1999-06-30
SILVER BOW ANTIQUE AVIATION
filed 1999-08-16
CIK 1076891

TYPE:  10QSB
 SEQUENCE:  1
 DESCRIPTION:  JUNE 1999 - 10QSB



                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549
                                         FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

          __________________ to ____________________.

         Commission File Number 000-25997

                                      Silver Bow Antique Aviation
               (Exact Name of Small Business Issuer as specified in its Charter)


            Nevada                                                    91-1939533
(State or other Jurisdiction of                              I.R.S. Employer
Incorporation or Organization                             Identification Number)


83-888 Ave. 51, Coachella, CA                                92236
Address of principal executive offices)                     (Zip Code)

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

                                                   Yes   X           No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $0.001 par value                    2,990,400
Title of Class                           Number of Shares outstanding
                                         at June 30, 1999
No exhibits included.



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


Date: August 13, 1999                      By: /s/
                                         Dempsey K. Mork
                                         (President and Director)




























                                 (Unaudited)
                        SILVER BOW ANTIQUE AVIATION
                       (a Development Stage Company)
                                BALANCE  SHEET

                                      Jun. 30        Dec. 31
          ASSETS                        1999           1998
Current Assets
  Cash                             $    2,024            2,054
  Other Current Assets             ___________________________
     Total Current Assets          $    2,024            2,054
Fixed Assets
   Costs/2 Aircraft (Note 2)       $  178,000          178,000
   Less Accumulated Depreciation    -   2,600               -0-
     Net Fixed Assets              $  175,400          178,000
Other Assets                       $       -0-              -0-
     TOTAL ASSETS                  $  177,424          180,054
                                  =============================
            LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Trade Payables                  $        -0-              -0-
   Interest 10yr Note$178,000(Note2)     5,340               -0-
   CurYrPortion NotePayable (Note 2)    17,800           17,800
     Total Current Liabilities     $    23,140           17,800
Long Term Liabilities
   Note Payable (Note 2)           $   160,200          160,200
     TOTAL LIABILITIES             $   183,340          178,000

STOCKHOLDERS' EQUITY
   Preferred Stock - Par value $.001;
      Authorized;    1,000,000 shares;
      Issued & Outstanding; -0- shares
                                   $         -0-              -0-
   Common Stock - Par value $.001;
      Authorized;  99,000,000 shares;
      Issued & Outstanding; 2,990,400
      shares (both periods)               2,990             2,990
   Paid in capital                           -0-               -0-
   Equity; Accum. Earnings/<Deficit>  <   8,906>        <     936>
TOTAL STOCKHOLDERS'
   NET EQUITY                         <   5,916>            2,054
TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                $177,424           180,054
                                       ===========================
   The accompanying notes are an integral part of these financial statements
                                 -2-

                                   (Unaudited)
                          SILVER BOW ANTIQUE AVIATION
                          (a Development Stage Company)
                            STATEMENT OF OPERATIONS
                          2nd Qtr (3) Mon end   Ytd (6) Mo End
                                June 30,           June 30,
                              1999     1998      1999     1998
REVENUES
   Income                 $     -0-       -0-      -0-       -0-
     Total Revenues       $     -0-       -0-      -0-       -0-

OPERATING EXPENSES
   G & A Expenses-
      Transfer Agent Fees/Registration
      Depreciation           1,300        -0-    2,600        -0-
      Accounting Fees
      Legal Fees
      Interest Expense       2,670        -0-    5,340        -0-
      Other Expenses            15        -0-       30        -0-
     Total Expenses          3,985        -0-    7,970        -0-

Operating Income <Loss>     <3,985>       -0-   <7,970>       -0-

OTHER INCOME <EXPENSES>         -0-       -0-       -0-       -0-
Pretax Income <Loss>       $<3,985>       -0-   <7,970>       -0-

                        =================================================
Average No. of Common
   Shares Outstanding    2,990,040  2,990,040  2,990,040 2,990,040

   Income <Loss> Per Share <$0.001> $      -0- $ <$0.002>       -0-

Diluted Average No. of Common
   Shares Outstanding    2,990,040  2,990,040  2,990,000 2,990,000

   Income <Loss> Per Share <$0.001> $      -0-   <$0.002         -0-







The accompanying notes are an integral part of these financial statements
                               -3-


                                (Unaudited)
                         Silverbow Antique Aviation
                       (a Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                            For The Periods Ended
                              2nd Qtr 3 Mon End    Ytd (6) Mon End
                                  June 30               June
                               1999       1998      1999       1998

Cash Flows From Operating Activities
   Net Profit <Loss>          $<3,985>       -0-    $<7,970>       -0-

   Non cash items; Depreciation 1,300        -0-      2,600        -0-
   <Increase>/decrease in Current Assets
                                   -0-       -0-         -0-       -0-
   <Decrease>/increase in Current Liabilities
        (Note 2)                2,670        -0-      5,340        -0-
  Increase/<decrease> Long Term Liability
                                   -0-       -0-         -0-       -0-

Cash <Used> by Operating Activities
                             $    <15>        -0-   $   <30>       -0-


Cash flows <used> from Investing Activities
                             $     -0-        -0-        -0-       -0-

Cash flows <used> from Financing Activities
                             $     -0-        -0-        -0-       -0-

Increase <decrease> in Cash  $    <15>        -0-       <30>       -0-

Cash and Cash Equivalents Beginning Period
                            $   2,054         -0-   $ 2,054        -0-

Cash and Cash Equivalents End of Period
                            $   2,039         -0-   $ 2,024        -0-
                        ==================================================











  The accompanying notes are an integral part of these financial statements

                                   -4-

                                (Unaudited)
                         SILVER BOW ANTIQUE AVIATION
                        (a Development Stage Company)

                         CONSOLIDATED FINANCIAL NOTES
                  For the Six Months Ending June 30, 1999
General
     The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow Antique Aviation believes that the disclosure are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 1999 should be read in conjunction with the financial statements and notes thereto included in this report and the Company's report on Form 10SB12G filed with the Security and Exchange Commission on May 7, 1999, along with the Independent Auditors' Financial Report covering the years 1994 through and including the year ending December 31, 1998, and the 10-QSB for the first quarter of 1999.

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