Form 10KSB
period 1999-12-31
SILVER BOW ANTIQUE AVIATION
filed 2000-04-17
CIK 1076891

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10KSB






                         Silver Bow Antique Aviation
                           -----------------------
       (Name of Small Business Issuer as specified in its charter)



           NEVADA                 0-25997            91-1939533
           ------                 -------            ----------
(State or other jurisdiction of   SEC File        (I.R.S. incorporation or
        organization)             Number           Employer I.D. No.)







                            83-888 Ave. 51
                          Coachella, CA 92236
                      ---------------------------
               (Address of Principal Executive Office)


Issuer's Telephone Number, including Area Code:  (760) 398-9700


 Securities registered pursuant to Section 12(b) of the Exchange  Act:

                         None

 Securities registered pursuant to Section 12(g) of the Exchange  Act:

                 $0.001 par value common stock
                 -----------------------------
                        Title of Class



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X       No

State issuer's revenues for its most recent fiscal year:  $-0-


The aggregate market value of the voting stock held by non affiliates of the registrant was not determinale because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of common stock as of December 31, 1999:

Common Stock $0.001 par value 2,990,000



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

     The Company's articles initially authorized the company, to issue a total of 11,000 shares of stock, consisting of 10,000 common stock and 1,000 shares of preferred stock both with a par value of $.001.

     An amendment to the Articles of Incorporation of the Company on October 7, 1998, increased its authorized shares to 100,000,000 consisting of 99,999,000 common stock and 1,000 preferred shares all with par value of $.001.


Item 2 Description of Property

     The company owns two aircraft, hangared at Thermal Airport California. One aircraft is a 1979 Piper Lance Turbo purchased in 1997 by Mr. Mork, the majority stockholder for $98,000, and the other is a 1942 Stearman purchased by Mr. Mork in 1994, for $80,000. Both aircraft are operational and have minimal monthly expenditures of storage, operations, and maintenance. These expenses are currently being paid by Magellan Capital Corporation, a related party, in exchange for use of the aircraft. Dempsey K. Mork had the planes refurbished and certain mechanical equipment updated prior to the planes being added into Silver Bow Antique Aviation's asset base. Both aircraft are now ready for sale. The Company has had no business operations for the past four fiscal years.

The company's headquarters in Coachella California is furnished by the Company's President at no cost.

Item 3 Legal Procedings

None

Item 4 Submission of matters to a vote of Security holders.

None

Part II

Item 5 Management Discussion and Analysis or plan of Operation.


Plan of Operation.
- ------------------

     The Company has not engaged in any material operations or had any revenues from operations during the past four fiscal years. The company owns two aircraft and they are both are for sale.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing; payment on its note, which may be advanced by management or principal stockholders as loans to the Company, or shares of the company issued in lieu of a loan.


Results of Operations.
- ---------------------

     The Company has had no material operations since inception. Losses were $.0, $.0, $.0, ($936.), $.0, and $.0 respectively, for the fiscal years ended December 31, 1994, 1995, 1996, 1997, 1998 and 1999. 1996 losses resulted from the issuances of shares of common stock of the company for services rendered. These services primarily related to maintaining the Company in good standing and arranging for the preparation and auditing of financial statements.

Liquidity.
- ---------

     The Company had no liquidity during the fiscal years ended December 31, 1994 through 1999. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

     Ordinarily any fees paid to management in connection with the reorganization are first used to pay liabilities. If there are no funds available, it is expected that management would contribute these amounts to capital to pay these liabilities in hopes of enhancing the value of their stock ownership.









Item 7.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof, to wit:
          Note: Mr. Mork is considered to be a beneficial owner as described by 13d-3 (a), and (b) of regulation 13-D. Neither the Pension Plan or the Profit Sharing Plans have pending or planned termination dates.


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
- ----------------     ------------------           --------
Dempsey K. Mork
Magellan Capital Corp.      597,600                   19.99%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork
Magellan Capital Corp.      900,000                   30.00%
Pension Plan and Trust
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork
Magellan Capital Corp.
Profit Sharing Plan and Tr  900,000                   30.00%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork             148,500                    4.97%
83-888 Ave. 51
Coachella, CA 92236

Robert J. Filiatreaux        73,800                    2.47%
77545 Chillon
La Quinta, CA 92253

Randall A. Baker             61,200                    2.05%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. LeBoeuf           55,800                    1.87%
P.O. Box 3171
Palm Springs, CA 92262





Security Ownership of Management.
- ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/98          of Class
- ----------------         ------------------      -------------

Dempsey K. Mork             148,500                    4.97%
83-888 Ave. 51
Coachella, CA 92236



Robert J. Filiatreaux        73,800                    2.47%
77545 Chillon
La Quinta, CA 92253

Randall A. Baker             61,200                    2.05%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. Le Boeuf          55,800                    1.87%
P.O. Box 3171
Palm Springs, CA 92262



     Totals:               337,500                    11.36%

     See the caption "Directors, Executive Officers, Promoters and Control Persons," below, Item 7, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.



Changes in Control.
- -------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.





Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons

The following table set forth the names of all current directors and executive officers of the company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                      Date of       Date of
                      Positions       Election or   Termination
Name                  Held            Designation   or Resignation
----------------      ------------    ------------  --------------

Dempsey K. Mork       President and   6/30/96
                      Director

Randall A. Baker      Secretary and   6/30/96
                      Director





Business Experience.

Dempsey Mork is the majority shareholder, President, and Chairman of the Board of Silver Bow Antique Aviation since its formation. Mr. Mork is a officer and director in the following corporations. Magellan Capital Corporation, Ovvio Better Life, Inc., AG Holdings, Inc., Knickerbocker Capital Corporation, Apex Capital Group, Inc., Asian Financial Inc., Nicole Industries, Inc., Northstar Ventures, Inc., Orion U.S.A. Inc., Southwest Holding and
Development, and Stonebridge Investment,Inc. Mr. Morks business activities includes assisting companies in complying with securities regulations, and raising capital. Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong
Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions.



           Randall A. Baker. Mr. Baker is 53 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation.








Significant Employees.
- ----------------------

     The Company has no employees who are not executive officers.



Item 10  Executive Compensation.
- --------------------------------
None

(1)     In April, 1994, 946,500 shares of "unregistered" and
        "restricted" shares of the Company's common stock, were issued to:

               597,600   Magellan Capital Corp.
               148,500   Dempsey K. Mork
                61,200   Randall A. Baker
                73,800   Robert J. Filiatreaux
                55,800   Norbert L. Le Boeuf



  Item 11. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  ---------------------------------- - ------------------------------------

       There has been a change in the Company's principal independent accountant, but no disagreements prevailed.





Other Agreements

Magellan Capital Corporation starting in 1999 has a management agreement with Silver Bow Antique Aviation to provide the following services:
Accounting, general administrative, and tax filing;
Year-end audit for 10-KSB filing;
Office Accomodations; SEC compliance and quarterly 10QSB filings.

The contract is renewable each year and will cost Silver Bow Antique
Aviation an annual fee of $10,000 or its equivalent in shares of the company.


Fair Value of Assets

FAS No 121 concerning the impairment of Long Lived Assets, such as Airplanes provides for an assessment and measurement. Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, FAS 121 requires that the entity (Silver Bow Antique Aviation) estimate the future cash flows expected from the use of the asset and its eventual disposition. If the result of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an "Impairment Loss" is recognized. Measurement of an Impairment Loss for these assets (2 aircraft) should be based on the fair value of the asset.

Plane              Cost Basis                        Estimated Fair Value*
Stearmen           $80,000                           $  90,000 to $100,000
Piper               98,000                           $150,000

*Based on current fair market values.

In view of the above, there is no "Impairment Loss" on either of these planes.







                                      PART F/S
                         Index to Financial Statements
                    Report of Certified Public Accountants
  Financial Statements
  - --------------------
  (I)  Audited Financial Statements      December 31, 1999

       Independent Auditors' Report
       Balance Sheets                        Statements of Operations
       Statements of Stockholders' Equity       Statements of Cash Flows
       Notes to the Financial Statements






  SIGNATURES
       In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             Silver Bow Antique Aviation
  Date: 4/12/2000                              By: /s/ Dempsey K. Mork
       ----------                              ------------------------
                                               Dempsey K. Mork, Director
                                               and President





                        SILVER BOW ANTIQUE AVIATION
                       (A Development Stage Company)
            Index to Financial Statements and Supplementary Data

                                 Pages

  Independent Auditors' Report
  .........................................................   F-2

  Balance Sheets as of December 31, 1999
  ........................................................    F-3

  Statements of Operations for the Years or Periods Ended
   December 31, 1999
  ..........................................................   F-4

  Statements of Cash Flows for the Years or Periods Ended
   December 31, 1999
  ...........................................................   F-5

  Statements of Stockholders' Equity for the Periods
   through December 31, 1999
  ............................................................   F-6

  Notes to Financial Statements
  ............................................................   F-7

  Schedules:

  All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.































  The Board of Directors
  Silver Bow Antique Aviation
  (a Development Stage Company)
  Thermal, California


                        INDEPENDENT AUDITOR'S REPORT


  I have audited the accompanying balance sheets of Silver Bow Antique Aviation ( a Development Stage Company), as of December 31, 1999 and the related statements of operations, cash flows, and changes in stockholders' equity for the years or periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

* Silver Bow Antique Aviation is a company in the development stage, and as such, is not a "Going Concern Company". Silver Bow Antique Aviation has assets consisting of two aircraft.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Bow Antique Aviation as of December 31, 1999, and the results of its operations and cash flows for the year or period then ended in conformity with generally accepted accounting principles.






  David M. Winings C.P.A.
  75-140 St Charles Place Suite B
  Palm Desert, CA 92211




                           SILVER BOW ANTIQUE AVIATION
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


            ASSETS                       AS OF DECEMBER 31,
                                            1999       1998

   CASH                                   $  2,054  $  2,054
   ANTIQUE AIRCRAFT NET OF
   DEPRECIATION (NOTE 2)                   152,564   178,000

       TOTAL ASSETS                       $154,618  $180,054

  LIABILITIES AND STOCKHOLDERS'EQUITY

  CURRENT LIABILITY
   CURRENT PORTION OF NOTE PAYABLE          17,800    17,800
            (NOTE 2)
       TOTAL CURRENT LIABILITY              17,800    17,800

  NOTE PAYABLE (NOTE 2)                    160,200   160,200

       TOTAL LIABILITIES                   178,000   178,000

  STOCKHOLDERS' EQUITY (NOTE 1)

  PREFERRED STOCK - PAR VALUE $.001
   AUTHORIZED 1,000 SHARES
   OUTSTANDING -0- SHARES
  COMMON STOCK PAR VALUE, $.001
   AUTHORIZED 99,900,000 SHARES
   OUTSTANDING 2,990,000 SHARES
                                             2,990     2,990
  PAID-IN CAPITAL                               -0-       -0-
  ACCUMULATED (DEFICIT)                    (26,372)     (936)

       TOTAL STOCKHOLDERS' EQUITY          (23,382)    2,054

            TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY         $154,618  $180,054






















  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
  FINANCIAL
  STATEMENTS.

                          SILVER BOW ANTIQUE AVIATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED


                                         DECEMBER 31,
                                       1999      1998
  REVENUES
   INCOME                            $  2890   $  2890

       TOTAL REVENUES                   2890      2890

  OPERATING EXPENSES
   CONSULTING SERVICES                    -0-       -0-
   MISC. OPERATING EXPENSES             2890      2890
   DEPRECIATION EXPENSE               25,436        -0-
       OPERATING INCOME (LOSS)       (25,436)       -0-

  OTHER INCOME (EXPENSES)                 -0-       -0-

  PRETAX INCOME (LOSS)              $(25,436)  $    -0-

  AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                 962,196  936,900

   INCOME PER SHARE                       -0-       -0-

  DILUTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING              -0-       -0-

   INCOME (LOSS) PER SHARE           $    -0-  $    -0-
























  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
  FINANCIAL
  STATEMENTS.

                          SILVER BOW ANTIQUE AVIATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED

                                                 DECEMBER 31,
                                                 1999      1998

  CASH FLOWS FROM OPERATING ACTIVITIES
  NET PROFIT (LOSS)                            (25,436)      -0-
  ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED BY OPERATING ACTIVITIES
  DEPRECIATION EXPENSE                          25,436       -0-
  CASH (USED) BY OPERATING ACTIVITIES               -0-      -0-

  CASH FLOWS FROM INVESTING ACTIVITIES

  NOTE PAYABLE EXECUTED                             -0- 178,000
  PURCHASE OF COMMON STOCK                          -0-   2,054

  CASH PROVIDED BY INVESTING ACTIVITIES             -0- 180,054

  CASH FLOWS FROM FINANCING ACTIVITIES
   ACQUISITION OF ANTIQUE AIRCRAFT                   -0-(178,000)

  CASH (USED) IN FINANCING ACTIVITIES                -0-(178,000)

  INCREASE (DECREASE) IN CASH                        -0-    2,054
  CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                            2,054 -      -0-
  CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $  2,054   $2,054

























  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
  FINANCIAL
  STATEMENTS.

       SILVER BOW ANTIQUE AVIATION
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31



                                               ADDITIONAL
                                                PAID-IN  ACCUMULATED
                   SHARES       COMMON STOCK    CAPITAL    DEFICIT
  TOTALS

  BALANCE AT
   12/31/94         -0-          $      -0-      $    -0-       -0-

  BALANCE AT
   12/31/95         -0-          $      -0-      $    -0-  $    -0-
  SHARES ISSUED,
   AT PAR, VALUE,
   FOR CONSULTING
   SERVICES      936,900                936            -0-  (    936)


  BALANCE AT
   12/31/96     $936,900        $       936       $    -0-   ($   936)


  BALANCE AT
   12/31/97     $936,900        $       936       $     -0-    $    -0-

  PURCHASE OF
   COMMON STOCK,
   FOR CASH AT
   PAR VALUE   2,053,500              2,054             -0-          -0-
  $2,054

  BALANCE AT
   12/31/98    2,990,400         $    2,990             -0-   ($    936)
  $2,054


  AFTER 900:1 STOCK SPLIT AUTHORIZED ON OCTOBER 15, 1998.  SHARES
  ISSUED IN 1996 FOR SERVICES RENDERED ARE STATED AT POST SPLIT PAR
  VALUES.

  BALANCE AT
   12/31/99    2,990,400        $     2,990             -0-   ($    936)
  $2,054



















  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
  FINANCIAL
  STATEMENTS.


                      SILVER BOW ANTIQUE AVIATION
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1999


    NOTE 1 - ORGANIZATION AND BUSINESS PURPOSE

    The Company was incorporated, in the State of Nevada on April 28, 1994.
    The original authorized preferred and common shares were 1,000 and 10,000 respectively. The Company had no activity until 1996. During 1996 certain consulting services were rendered to the Company by individuals and the majority stockholder (a Nevada Corporation doing business in California). The value of such services were at the par value of 1,041 shares issued on July 15, 1996 and have been stated on the attached balances sheet, statement of operations and cash flows at $936, which amount reflects the par value of the original issue stock on the date of the 900:1 stock
    split  (October   15, 1998).

    There were no business activities during 1997 other than those incidental item discussed in Note 3.

    On December 30, 1998, 2,053,500 shares were purchased, for cash, at par value.
    In addition the company acquired, at fair market value two (2) antique aircraft by executing a note payable to the majority shareholder for $178,000. The aircraft were refurbished and certain mechanical and electronic equipment updated prior to their addition to Silver Bow's Asset base by the major stockholder. Both aircraft are now for sale.

  * NOTE 2 - NOTES PAYABLE

    During 1998 the Company acquired two antique aircraft for purposes of sale. The aircraft were acquired by issuing, to the majority stockholder, notes payable in the total amount of $178,000. Annual principal payments of $17,800 are due each December 31, commencing December 31, 1999 until fully paid on December 31, 2009, interest is to be paid, commencing on January 1, 1999 on the aforementioned note, annually, at 6%.

    The notes are collateralized by the aircraft and were recorded at Dempsey
    K. Mork's cost basis, (the major stockholder).

  * NOTE 3 - GOING CONCERN AND INCIDENTAL COSTS

   Silver Bow Antique Aviation is a company in the development stage, and as such, is not a "Going Concern Company". Silver Bow Antique Aviation has assets consisting of two aircraft.

   Incidental costs for operating expenses and to maintain the legal registration of the Company in the State of Nevada and with any other agency have been paid by Dempsey K. Mork, the President/owner of Magellan Capital and have been offset by the occasional use of the (2) aircraft.

   NOTE 4 - CONSULTING SERVICES

   During December 1998 and to be effective beginning January 1, 1999 the Company has executed a management services contract with the majority stockholder. Such contract requires the minimum payment of $10,000 per year for five (5) years commencing in 1999 for the following activities; Accounting; General Administrative; Tax filing; Office accommodations; and year end auditing for 10-KSB reporting; S.E.C. compliance and quarterly 10QSB filings and other associated reports.

   The term of this agreement  provides for the annual payment of $10,000.
   (USD), either in cash or an issuance of common stock of Silver Bow Antique Aviation to Magellan Capital Corporation. This agreement is for a 5 year period commencing with the first year January 1, 1999 and ending with the 5th year December 31, 2003.

 * Note 5 - Impairment of Long Lived Assets

   FAS No 121 concerning the impairment of long lived assets, such as Airplanes provides for assesment and measurement analysis.

   Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, FAS 121 requires that the entity (Silver Bow Antique Aviation) estimate the future cash flows expected (un-discounted and without interest charges) is less than the carrying amount of the asset, an "Impairment Loss" is recognized. Measurement of an Impairment Loss for these assets (2 aircraft) should be based on the fair value of the asset.

   Plane                    Cost Basis                 Estimated Fair Value**
-----------------------------------------------------------------------------

   Stearmen                  $80,000                $ 90,000 to $100,000
   Piper                      98,000                 150,000

** Based on Current Fair Market Values

   In view of the above, there is no "Impairment Loss" on eith of these planes.



*  Either restated or added for clarification purposes only.