Form 10KSB/A
period 1999-12-31
SILVER BOW ANTIQUE AVIATION
filed 2000-05-31
CIK 1076891

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10KSB/A






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





  /s/ David M. Winings
  David M. Winings C.P.A.
  75-140 St Charles Place Suite B
  Palm Desert, CA 92211
  5/24/2000



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

  STOCKHOLDERS' EQUITY (NOTE 1)

  PREFERRED STOCK - PAR VALUE $.001
   AUTHORIZED 1,000 SHARES
   OUTSTANDING -0- SHARES
  COMMON STOCK PAR VALUE, $.001
   AUTHORIZED 99,900,000 SHARES
   OUTSTANDING 2,990,000 SHARES
                                             2,990     2,990
  PAID-IN CAPITAL                               -0-       -0-
  ACCUMULATED (DEFICIT)                    (26,372)     (936)

       TOTAL STOCKHOLDERS' EQUITY          (23,382)  (23,382)

            TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY         $154,618  $180,054





















  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
  FINANCIAL STATEMENTS.

                         SILVER BOW ANTIQUE AVIATION
                        (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY





                                         DECEMBER 31,
                                       1999      1998



  STOCKHOLDERS EQUITY
  AT BEGINNING OF YEAR                 2,054     2,054

  NET INCOME FOR YEAR                (25,382)       -0-

  STOCKHOLDERS EQUITY
  AT END OF YEAR                     (23,382)    2,054





















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

  * NOTE 3 - GOING CONCERN AND INCIDENTAL COSTS

   Silver Bow Antique Aviation has assets including two aircraft.

   The company has an agreement with Dempsey K. Mork whereby he will provide incidental costs for operating expenses and to maintain the legal registration of the Company in the State of Nevada and with any other agency.

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