Form 10-Q
period 2000-03-31
SILVER BOW ANTIQUE AVIATION
filed 2000-06-06
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ____________________.

     COMMISSION FILE NUMBER 000-25997

SILVER BOW ANTIQUE AVIATION
(Exact name of small business issuer as specified in its charter)

NEVADA                                        91-1939533
(State or other Jurisdiction of               I.R.S. Employer
Incorporation or Organization)                Identification Number)

83-888 Ave. 51 Coachella, CA                  92236
(Address of principal executive offices)      (Zip Code)


760-398-9700
(Issuer's telephone number)

      Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $0.001 par value                   2,990,400
(Title of Class)                                 (Number of shares out-
                                                 standing at March 31, 2000)

No exhibits included







                              Part 1


Item 1 Description of Business
------------------------------


Business Development
____________________


       Silver Bow Antique Aviation (the" Company") was organized under the laws of the State of Nevada on April 28, 1994, under the name of "Silver Bow Antique Aviation". The company was incorporated primarily to engage in the restoration and maintenance of antique aircraft.

       The Company was initially authorized in its articles, to issue a total of 11,000 shares of stock, consisting of 10,000 common stock and 1,000 shares of preferred stock both with a par value of $0.001.

       An amendment to the Articles of Incorporation of the Company on October 7, 1998, increased tits authorized shares to 100,000,000 consisting of 99,999,000 common stock and 1,000 preferred shares all with par value of $0.001.




Part III, Item 1

       The Company has not engaged in any material operations or had any revenues from operations during the past four fiscal years. The Company owns two aircraft and they are both for sale.

       During the next 12 months, the Company's only forseeable cash requirements will relate to maintaining the company in good standing; payment on its notes, which may be advanced by management or principal shareholders as loans to the company, or shares of the company issued in lieu of a loan.













                               SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 5, 2000                            By: /s/
                                              Dempsey K. Mork
                                              President and Director
























                               (Unaudited)

                        SILVER BOW ANTIQUE AVIATION

                       (a Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              FIRST QUARTER 2000

           Covering the Three Month Periods Ended March 31, 2000 and 1999





























The accompanying notes are an integral part of the financial statements




                                           (Unaudited)
                                   SILVER BOW ANTIQUE AVIATION
                                  (a Development Stage Company)
                                           BALANCE  SHEET

                                 Mar. 31        Dec. 31
                ASSETS             2000           1999

  Cash                        $    2,049            2,054

  Antique Aircraft Net of
  Depreciatio (Note 2)           146,205          152,564
                               ---------          -------

     TOTAL ASSETS                148,254          154,618



            LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Notes Payable (4)                15,170               -0-

Current Portion of Note Payable   17,800           17,800
                                 -------           -------

      TOTAL CURRENT LIABILITY     32,970           17,800

Note Payable (Aircraft)          160,200          160,200
                                --------          -------

      TOTAL LIABILITIES          193,170          178,000



STOCKHOLDERS' EQUITY (Note 1)
   Preferred Stock - Par value $.001;
      Authorized;    1,000 shares;
      Issued & Outstanding; -0- shares
                               $      -0-              -0-
   Common Stock - Par value $.001;
      Authorized;  99,990,000 shares;
      Issued & Outstanding; 2,990,400
      shares (both periods)        2,990            2,990

   Paid in capital                    -0-              -0-

   Accumulated (Deficit)         (47,906)         (26,372)
                                ---------         --------

TOTAL STOCKHOLDERS' EQUITY       (44,916)         (23,382)


TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY       $  148,254          154,618
                              ===========================

      The accompanying notes are an integral part of these financial statements
                                         -2-

                                        (Unaudited)
                                 SILVER BOW ANTIQUE AVIATION
                                (a Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                  3 Months Ended
                                     March 31,
                                   2000           1999
REVENUES

   Income                      $    720              -0-

     Total Revenues            $    720              -0-

OPERATING EXPENSES

    Interest Expenses             2,670           2,670

    Admin Support                 2,500              -0-

    Misc Operating Expense          720              15

    Depreciation Expense          6,359           1,300
                                 ------           -----

        Operating Income (Loss)  11,529           3,985

    Other Income (Expenses)

        Previous Period Adj
        (Admin Support)          10,000              -0-



Pretax Income <Loss            $<21,529>         (3,965)


                               =========       =========
Average No. of Common
      Shares Outstanding      2,990,400        2,990,400


      Income <Loss> Per Share   <$0.007>   $      <0.007>


Diluted Average No. of Common
      Shares Outstanding      2,990,400        2,990,400

      Income <Loss> Per Share   <$0.007>   $      <0.007>








The accompanying notes are an integral part of these financial statements
                                     -3-


                                         (Unaudited)
                                 Silverbow Antique Aviation
                                (a Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                     For The Periods Ended
                                       3 Months Ended

                                          March 31
                                         2000          1999

Cash Flows From Operating Activities
   Net Profit <Loss>                    $ <21,529>     $<3,985>

   Non cash items; Depreciation             6,359        1,300

   Increase/<decrease> in Current Assets       <5>          -0-

   Decrease/<increase> in Current
   Liabilities (Note 2)                    15,170        2,670

  Increase/<decrease> Long Term Liability      -0-          -0-

Cash <Used> by Operating Activities     $      <5>         <15>

Cash flows <used> from Investing Activities
                                        $       -0-         -0-

  Net change <Decrease> Cash                    <5>        <15>

  Cash Beginning period                      2,054       2,054

  Cash Ending of Period                      2,049       2,039
                                         =======================











    The accompanying notes are an integral part of these financial statements

                                    -4-

                             Silver Bow Antique Aviation
                            (A Development State Company)
                           Statement of Stockholders Equity
                           For the Years Ended Decemer 31,
                           1994 - 1999 and 1st Quarter 2000


                                        Addnl
                                        Paid In    Accum
             Shares     Common Stock    Capital    Deficit       Totals

Bal at
12/31/1994        -0-   $         -0-   $     -0-  $      -0-    $      -0-

Bal at
12/31/1995        -0-             -0-         -0-         -0-           -0-

Shs iss at par
conslt svcs  936,900             936          -0-       <936>           -0-

Bal at
12/31/1996   936,900             936          -0-       <936>           -0-

Bal at
12/31/1997   936,900             936          -0-       <936>           -0-

Pur of Comm
Stk for cash
PV         2,053,500           2,054          -0-         -0-        2,054

Bal at
12/31/1998 2,990,400           2,990          -0-       <936>        2,054

Bal at
12/31/1999 2,990,400           2,990          -0-    <26,372>      <23,382>

Bal at
 3/31/2000 2,990,400           2,990          -0-    <47,906>      <44,916>










                                 (Unaudited)
                          SILVER BOW ANTIQUE AVIATION
                         (a Development Stage Company)

                          CONSOLIDATED FINANCIAL NOTES
                     For the Three Months Ending March 31, 20009


General
     The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow Antique Aviation believes that the disclosure are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and the Company's report on Form 10-KSB 12/31/1999.

     The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

Note 1 Organization and business purpose - The Company was incorporated in the State of Nevada on April 28, 1994. The original authorized preferred and common shares were 1,000 and 10,000 respectively. The company had no activity until 1996. During 1996 certain consulting services were rendered to the company and the majority stockholder (a Nevada Corporation doing business in California).
     The value of such services were at the par value of 1,041 shares issued on July 15, 1996 and have been stated on the attached balance sheet, statement of operations and cash flows at $936, which amount reflects the par value of the original issue stock on the date of the 900 for 1 stock split (October 15, 1998)

     There were no business activities during 1997 other than those incidental items discussed in Note 3.

     On December 30, 1998, 2,053,500 shares were purchased, for cash, at par value.

     In addition, the company acquired at fair market value two (2) antique aircraft by executing a note payable to the majority stockholder for $178,000. The aircraft were refurbished and certain mechanical and electronic equipment updated prior to their addition to Silver Bow's
Asset base by the major stockholder. Both aircraft are now for sale.




Note 2 Notes payable.

     During 1998 the company acquired two antique aircraft for purposes of sale. The aircraft were acquired by issuing, to the majority stockholder, notes payable in the total amount of $178,000. Annual principal payments of $17,800 are due each December 31, commencing December 31, 1999 until fully paid on December 31, 2009, interest is to be paid, commencing on January 1, 1999 on the aforementioned note, annually, at 6%. Depreciation for used aircraft is over a seven year life.

     The notes are collateralized by the aircraft and were recorded at Dempsey K. Mork's cost basis, (the majority stockholder).


Note 3 - Going Concern and Incidental Costs

     Silver Bow Antique Aviation has assets including two aircraft.

     The company has an agreement with Dempsey K. Mork whereby he will provide incidental costs for operating expenses and to maintain the legal registration of the company in the state of Nevada and with any other agency.


Note 4 - Consulting Services

     During December 1998 and to be effective beginning January 1, 1999 the company has executed a management services contract with the majority stockholder. Such contract requires the minimum payment of $10,000 per year for five (5) years commencing in 1999 for the following activities; Accounting; General Administrative; Tax Filing, Office Accomodations; and year end auditing for 10- KSB reporting; SEC compliance and quarterly
10 - QSB filings and other associated reports.

     The term of this agreement provide for the annual payment of $10,000
(USD), either in cash or an issuance of common stock of Silver Bow
Antique Aviation to Magellan Capital Corporation. This agreement is for a five year period commencing with the first year January 1, 1999 and ending with the fifth year December 31, 2003. In the first quarter of 2000, the management Services Contract was canceled. These costs are now accounted for as incurred and credited to a Notes Payable-Related Party.

* Note 5 - Impairment of Long Lived Assets

     FAS No 121 concerning the impairment of long lived assets, such as airplanes provides for assessment and measurement analysis.

     Whenever events or changes in circumstances indicate that the carrying amount ofr such assets may not be recoverable, FAS 121 requires that the entity (Silver Bow Antique Aviation) estimate the future cash flows expected (un-discounted and without interest charges) is less than the carrying amount of the asset, an "Impairment Loss" is recognized. Measurement of an Impairment Loss for these assets (2 aircraft) should be based on the fair value of the asset.

Plane          Cost Basis            Estimated Fair Value **

--------------------------------------------------------------------

Stearman       $80,000               $90,000 to $100,000

Piper           98,000               150,000

** Based on Current Fair Market Values

In view of the above, there is not "Impairment Loss" on either of these planes.







    The accompanying notes are an integral part of these financial statements

                                      -5-