Form 10-Q
period 2000-06-30
SILVER BOW ANTIQUE AVIATION
filed 2000-08-09
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

                                           Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $0.001 par value                   2,990,400
(Title of Class)                                 (Number of shares out-
                                                 standing at June 30, 2000)

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


Date: August 8, 2000                          By: /s/ Dempsey K. Mork
                                              Dempsey K. Mork
                                              President and Director
























                               (Unaudited)

                        SILVER BOW ANTIQUE AVIATION

                       (a Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              SECOND QUARTER 2000

           Covering the Six Month Periods Ended June 30, 2000 and 1999





























The accompanying notes are an integral part of the financial statements




                                           (Unaudited)
                                   SILVER BOW ANTIQUE AVIATION
                                  (a Development Stage Company)
                                           BALANCE  SHEET

                                 Jun. 30        Dec. 31
                ASSETS             2000           1999

  Cash                        $    1,964            2,054

  Antique Aircraft Net of
  Depreciatio (Note 2)           139,846          152,564
                               ---------          -------

     TOTAL ASSETS                141,810          154,618
                               =========          =======


            LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Notes Payable (4)                20,340               -0-

Current Portion of Note Payable   17,800           17,800
                                 -------           -------

      TOTAL CURRENT LIABILITY     38,140           17,800

Note Payable (Aircraft)          160,200          160,200
                                --------          -------

      TOTAL LIABILITIES          198,340          178,000



STOCKHOLDERS' EQUITY (Note 1)
   Preferred Stock - Par value $.001;
      Authorized;    1,000 shares;
      Issued & Outstanding; -0- shares
                               $      -0-              -0-
   Common Stock - Par value $.001;
      Authorized;  99,990,000 shares;
      Issued & Outstanding; 2,990,400
      shares (both periods)        2,990            2,990

   Paid in capital                    -0-              -0-

   Accumulated (Deficit)         (59,520)         (26,372)
                                ---------         --------

TOTAL STOCKHOLDERS' EQUITY       (56,530)         (23,382)


TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY       $  141,810          154,618
                              ===========================

      The accompanying notes are an integral part of these financial statements
                                         -2-

                                        (Unaudited)
                                 SILVER BOW ANTIQUE AVIATION
                                (a Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                     3 and 6 Months Ended
                                   3 Months June 30  6 Months June 30
                                   2000     1999     2000      1999
REVENUES

   Income                      $    720       -0-   1,440        -0-

     Total Revenues            $    720       -0-   1,440        -0-

OPERATING EXPENSES

    Interest Expenses             2,670    2,670    5,340     5,340

    Admin Support                 2,500       -0-   5,000        -0-

    Misc Operating Expense          720       -0-   1,440        -0-

    Office Expenses                  90       15       90        30

    Depreciation Expense          6,359    1,300   12,718     2,600
                                 ------   ------   ------     -----

        Operating Income (Loss)  11,619)  (3,985) (23,148)    7,970

    Other Income (Expenses)

        Previous Period Adj
        (Admin Support)              -0-      -0-  10,000        -0-



Pretax Income <Loss            $<11,619>  (3,985) (33,148)   (7,970)


                               ========  ========  =======   =======
Average No. of Common
      Shares Outstanding      2,990,400 2,990,400 2,990,400 2,990,400



      Income <Loss> Per Share   <$0.004> $ <0.001> $ <0.011> $ <0.002>



Diluted Average No. of Common
      Shares Outstanding      2,990,400 2,990,400 2,990,400 2,990,400

      Income <Loss> Per Share   <$0.004> $ <0.001>$ <0.011> $ <0.002>








The accompanying notes are an integral part of these financial statements
                                     -3-


                                         (Unaudited)
                                 Silverbow Antique Aviation
                                (a Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                     For The Periods Ended
                                      3 and 6 Months Ended

                                         3 Months June 30 6 Months June 30
                                         2000     1999    2000     1999

Cash Flows From Operating Activities
   Net Profit <Loss>                $ <11,619> $<3,985> $<33,148> $  <7,970>


   Non cash items; Depreciation         6,359    1,300    12,718      2,600


   Increase/<decrease> in Current Assets   -0-      -0-       -0-        -0-


   Decrease/<increase> in Current
   Liabilities (Note 2)                 5,170    2,670    20,340      5,340

  Increase/<decrease> Long Term Liability  -0-      -0-       -0-        -0-

Cash <Used> by Operating Activities     $ <90>     <15>      <90>       <30>

Cash flows <used> from Investing Activities
                                        $  -0-      -0-        -0-       -0-

  Net change <Decrease> Cash              <90>     <15>       <90>      <30>

  Cash Beginning period                 2,054    2,054      2,054     2,054

  Cash Ending of Period                 1,964    2,039      1,964     2,024
                                         ===================================











    The accompanying notes are an integral part of these financial statements

                                    -4-

                             Silver Bow Antique Aviation
                            (A Development State Company)
                           Statement of Stockholders Equity
                           For the Years Ended Decemer 31,
                           1994 - 1999 and 1st Six Months 2000


                                        Addnl
                                        Paid In    Accum
             Shares     Common Stock    Capital    Deficit       Totals

Bal at
12/31/1994        -0-   $         -0-   $     -0-  $      -0-    $      -0-

Bal at
12/31/1995        -0-             -0-         -0-         -0-           -0-

Shs iss at par
conslt svcs  936,900             936          -0-       <936>           -0-

Bal at
12/31/1996   936,900             936          -0-       <936>           -0-

Bal at
12/31/1997   936,900             936          -0-       <936>           -0-

Pur of Comm
Stk for cash
PV         2,053,500           2,054          -0-         -0-        2,054

Bal at
12/31/1998 2,990,400           2,990          -0-       <936>        2,054

Bal at
12/31/1999 2,990,400           2,990          -0-    <26,372>      <23,382>

Bal at
 3/31/2000 2,990,400           2,990          -0-    <47,906>      <44,916>

Bal at
 6/30/2000 2,990,400           2,990          -0-    <59,520>      <56,530>








                                 (Unaudited)
                          SILVER BOW ANTIQUE AVIATION
                         (a Development Stage Company)

                          CONSOLIDATED FINANCIAL NOTES
                     For the Six Months Ending June 30, 2000


General
     The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow Antique Aviation believes that the disclosure are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and the Company's report on Form 10-KSB 12/31/1999.

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




Note 2 Notes payable.

Annual principal payments on the $178,000 ten year note payable are due each December 31, commencing December 31, 1999 until fully paid on December 31, 2009. Interest is to be paid, commencing on January 1, 1999 on the aforementioned note, annually, at 6%. Depreciation for used aircraft is over a seven year life.

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