Form 10-Q
period 2000-09-30
SILVER BOW ANTIQUE AVIATION
filed 2000-11-15
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

                                           Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $0.001 par value                   2,990,400
(Title of Class)                                 (Number of shares out-
                                                 standing at September 30, 2000)

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


Date: November  15, 2000                      By: /s/ Dempsey K. Mork
                                              Dempsey K. Mork
                                              President and Director
























                               (Unaudited)

                        SILVER BOW ANTIQUE AVIATION

                       (a Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              THIRD QUARTER 2000

           Covering the Nine Month Periods Ended Septemmber 30, 2000 and 1999





























The accompanying notes are an integral part of the financial statements




                                           (Unaudited)
                                   SILVER BOW ANTIQUE AVIATION
                                  (a Development Stage Company)
                                           BALANCE  SHEET

                                 Sep. 30        Dec. 31
                ASSETS             2000           1999

  Cash                        $    1,949            2,054

  Antique Aircraft Net of
  Depreciation                   133,487          152,564
                               ---------          -------

     TOTAL ASSETS                135,436          154,618
                               =========          =======


            LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Notes Payable (2)                25,495               -0-

Current Portion of Note Payable   17,800           17,800
                                 -------           -------

      TOTAL CURRENT LIABILITY     43,295           17,800

Note Payable (Aircraft)          160,200          160,200
                                --------          -------

      TOTAL LIABILITIES          203,495          178,000



STOCKHOLDERS' EQUITY (Note 1)
   Preferred Stock - Par value $.001;
      Authorized;    1,000 shares;
      Issued & Outstanding; -0- shares
                               $      -0-              -0-
   Common Stock - Par value $.001;
      Authorized;  99,990,000 shares;
      Issued & Outstanding; 2,990,400
      shares (both periods)        2,990            2,990

   Paid in capital                    -0-              -0-

   Accumulated (Deficit)         (71,049)         (26,372)
                                ---------         --------

TOTAL STOCKHOLDERS' EQUITY       (68,059)         (23,382)


TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY       $  135,436          154,618
                              ===========================

      The accompanying notes are an integral part of these financial statements
                                         -2-

                                        (Unaudited)
                                 SILVER BOW ANTIQUE AVIATION
                                (a Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                     3 and 9 Months Ended
                                   3 Months Sep. 30  9 Months Sept. 30
                                   2000     1999     2000      1999
REVENUES

   Income                      $    730       -0-   2,170        -0-

     Total Revenues            $    730       -0-   2,170        -0-

OPERATING EXPENSES

    Interest Expenses             2,670    2,670    8,010     8,010

    Admin Support                 2,500       -0-   7,500        -0-

    Misc Operating Expense          715       -0-   2,155        -0-

    Office Expenses                  15       20      105        50

    Depreciation Expense          6,359    1,300   19,077     3,900
                                 ------   ------   ------     -----

   Total Operating Expenses      12,259    3,990   36,847    11,960

   Operating Income (expense)   (11,529)  (3,990) (34,677)  (11,960)

   Other Income (Expenses)

        Previous Period Adj
        (Admin Support)              -0-      -0-  10,000        -0-

                                 ------   ------   ------     -----

Pretax Income <Loss            $<11,529>  (3,990) (44,677)  (11,960)


                               ========  ========  =======   =======
Average No. of Common
      Shares Outstanding      2,990,400 2,990,400 2,990,400 2,990,400



      Income <Loss> Per Share   <$0.004> $ <0.001> $ <0.015> $ <0.004>



Diluted Average No. of Common
      Shares Outstanding      2,990,400 2,990,400 2,990,400 2,990,400

      Income <Loss> Per Share   <$0.004> $ <0.001>$ <0.015> $ <0.004>








The accompanying notes are an integral part of these financial statements
                                     -3-


                                         (Unaudited)
                                 Silverbow Antique Aviation
                                (a Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                     For The Periods Ended
                                      3 and 9 Months Ended

                                         3 Months Sept 30 9 Months Sept 30
                                         2000     1999    2000     1999

Cash Flows From Operating Activities
   Net Profit <Loss>                $ <11,529> $<3,990> $<44,677> $ <11,960>


   Non cash items; Depreciation         6,359    1,300    19,077      3,900


   Increase/<decrease> in Current Assets   -0-      -0-       -0-        -0-


   Decrease/<increase> in Current
   Liabilities (Note 2)                 5,155    2,670    25,495      8,010

  Increase/<decrease> Long Term Liability  -0-      -0-       -0-        -0-

Cash <Used> by Operating Activities     $ <15>     <20>     <105>       <50>

Cash flows <used> from Investing Activities
                                        $  -0-      -0-        -0-       -0-

  Net change <Decrease> Cash              <15>     <20>      <105>      <50>

  Cash Beginning period                 1,964    2,024      2,054     2,054

  Cash Ending of Period                 1,949    2,004      1,949     2,004
                                        ===================================











    The accompanying notes are an integral part of these financial statements

                                    -4-

                             Silver Bow Antique Aviation
                            (A Development State Company)
                           Statement of Stockholders Equity
                           For the Years Ended Decemer 31,
                           1994 - 1999 and 1st Nine Months 2000
                                        Addnl
                                        Paid In    Accum
             Shares     Common Stock    Capital    Deficit       Totals

Bal at
12/31/1994        -0-   $         -0-   $     -0-  $      -0-    $      -0-

Bal at
12/31/1995        -0-             -0-         -0-         -0-           -0-

Shs iss at par
conslt svcs  936,900             936          -0-       <936>           -0-

Bal at
12/31/1996   936,900             936          -0-       <936>           -0-

Bal at
12/31/1997   936,900             936          -0-       <936>           -0-

Pur of Comm
Stk for cash
PV         2,053,500           2,054          -0-         -0-        2,054

Bal at
12/31/1998 2,990,400           2,990          -0-       <936>        2,054

Bal at
12/31/1999 2,990,400           2,990          -0-    <26,372>      <23,382>

Bal at
 3/31/2000 2,990,400           2,990          -0-    <47,906>      <44,916>

Bal at
 6/30/2000 2,990,400           2,990          -0-    <59,520>      <56,530>


Bal at
 9/30/2000 2,990,400           2,990          -0-    (71,049)      (60,059)





                                 (Unaudited)
                          SILVER BOW ANTIQUE AVIATION
                         (a Development Stage Company)

                          CONSOLIDATED FINANCIAL NOTES
                     For the Nine Months Ending Sept. 30, 2000


General
     The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow Antique Aviation believes that the disclosure are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended Sept. 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and the Company's report on Form 10-KSB 12/31/1999, and its 10-QSB reports on March 31, June 30, 2000.

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