Form 10-K
period 2000-12-31
SILVER BOW ANTIQUE AVIATION
filed 2001-03-23
CIK 1076891

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10KSB






                         Silver Bow Antique Aviation
                           -----------------------
       (Name of Small Business Issuer as specified in its charter)



           NEVADA              0-25997           91-1939533
           ------              -------           ----------
(State or other jurisdiction   SEC File          (I.R.S. incorporation or
      of  organization)        Number            Employer I.D. No.)







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


The aggregate market value of the voting stock held by non affiliates of the registrant was non determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of common stock as of December 31, 2000:

Common Stock $0.001 par value 2,990,400



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

     An amendment to the Articles of Incorporation of the Company on October 7, 1998, increased its authorized shares to 100,000,000 consisting of 99,990,000 common stock and 10,000 preferred shares all with par value of $.001.


Item 2 Description of Property

     The Company owns two aircraft, hangared at Thermal Airport California. One aircraft is a 1979 Piper Lance Turbo purchased in 1997 by Mr. Mork, the majority stockholder for $98,000, and the other is a 1942 Stearman purchased by Mr. Mork in 1994, for $80,000. Both aircraft are operational and have monthly expenditures of storage, operations, and maintenance.

The company's headquarters, in Coachella California, is furnished by the Company's President.

Item 3 Legal Procedings

None

Item 4 Submission of matters to a vote of Security holders.

None

Part II

Item 5 Management Discussion and Analysis or plan of Operation.


Plan of Operation.
- ------------------

     The Company's two assets, two aircraft, a 1942 Stearman and a 1979 Piper Lance Turbo have undergone some repair work that included upgrading of certain mechanical systems, painting refurbising of the outside of both aircraft as well as a complete inside make over including wall coverings, carpet, and new upholstery. Both aircraft are on display and for sale.

     During the next 12 months, the Company's cash requirements will relate to maintaining the Company in good standing; payment on its note, which may be advanced by management or principal stockholders as loans to the Company, or shares of the Company issued in lieu of a loan.


Results of Operations.
----------------------

   Losses for the seven years (1994-2000) are $135,757


Liquidity.
- ---------

     The Company had no liquidity during the fiscal years ended December 31, 1994 through 2000.







Item 7.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date and /or belong to management hereof, to wit:
         *Note: Mr. Mork is considered to be a beneficial owner as described by 13d-3 (a), and (b) of regulation 13-D. Neither the Pension Plan or the Profit Sharing Plans have pending or planned termination dates.


                      Number of Shares           Percentage
Name and Address      Beneficially Owned         of Class
-----------------     ------------------         --------
*Magellan Capital Corp.      597,600                   19.99%
83-888 Ave. 51
Coachella, CA 92236

*Magellan Capital Corp.      900,000                   30.00%
Pension Plan and Trust
83-888 Ave. 51
Coachella, CA 92236

*Magellan Capital Corp.
Profit Sharing Plan and Tr  900,000                   30.00%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork             148,500                    4.97%
83-888 Ave. 51
Coachella, CA 92236

Randall A. Baker             61,200                    2.05%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. LeBoeuf           55,800                    1.87%
P.O. Box 3171
Palm Springs, CA 92262





Security Ownership of Management.
- ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                         Number of Shares
                         Beneficially Owned        Percentage
Name and Address         as of 12/31/2000          of Class
- ----------------       ------------------        -------------

Dempsey K. Mork           2,546,100                   84.96%
83-888 Ave. 51
Coachella, CA 92236

Randall A. Baker             61,200                    2.05%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. Le Boeuf          55,800                    1.87%
P.O. Box 3171
Palm Springs, CA 92262



     Totals:              2,663,100                   88.88%

     See the caption "Directors, Executive Officers, Promoters and Control Persons," below, Item 7, for information concerning the officers or other capacities in which the foregoing persons serve with the Company.



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

                                      Date of       Date of
                      Positions       Election or   Termination
Name                  Held            Designation   or Resignation
----------------      ------------    ------------  --------------

Dempsey K. Mork       President and   6/30/96
                      Director

Randall A. Baker      Secretary and   6/30/96
                      Director





Business Experience.

Dempsey Mork is the majority shareholder, President, and Chairman of the Board of Silver Bow Antique Aviation since its formation. Mr. Mork is an officer and director in the following corporations: Magellan Capital Corporation, Ovvio Better Life, Inc., Knickerbocker Capital Corporation, Apex Capital Group, Inc., Asian Financial Inc., Northstar Ventures, Inc., Orion U.S.A. Inc., Southwest Holding and Development, and Stonebridge Investment, Inc.
Mr. Mork's business activities includes assisting companies in complying with securities regulations, and raising capital. Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions.



           Randall A. Baker is Secretary Director of Silver Bow Antique Aviation. Mr. Baker is 53 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific
Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation.








Significant Employees.
- ----------------------

     The Company has no employees who are not executive officers.



Item 10  Executive Compensation.
- --------------------------------
None

(1)     In April, 1994, 936,900 shares of "unregistered" and
        "restricted" shares of the Company's common stock, were issued. The following are the stated number of shares issued.*

               597,600   Magellan Capital Corp.
               148,500   Dempsey K. Mork
                61,200   Randall A. Baker
                73,800   Robert J. Filiatreaux
                55,800   Norbert L. Le Boeuf

        *The stated number of shares are after giving effect to a 900 for 1 forward split of October 15 1998.



  Item 11. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  ---------------------------------- - ------------------------------------

       None









Fair Value of Assets

FAS No 121 concerning the impairment of Long Lived Assets, such as Aircraft provides for an assessment and measurement. Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, FAS 121 requires that the reporting entity estimate the future cash flows expected from the use of the asset and its eventual disposition. If the result of the expected future cash flows (un-discounted and without interest charges) is less than the carrying amount of the assets, an "Impairment Loss" is recognized. Measurement of an Impairment Loss for these assets (2 aircraft) should be based on the fair value of the asset.

Plane              Cost Basis                        Estimated Fair Value*
Stearmen           $80,000                           $  90,000 to $100,000
Piper               98,000                           $150,000

*Based on current fair market values.

In view of the above, there is no "Impairment Loss" on either of these aircraft.







                                      PART F/S
                         Index to Financial Statements
                    Report of Certified Public Accountants
  Financial Statements
  - --------------------
  (I)  Audited Financial Statements      December 31, 2000

       Independent Auditors' Report
       Balance Sheets                        Statements of Operations
       Statements of Stockholders' Equity       Statements of Cash Flows
       Notes to the Financial Statements






  SIGNATURES
       Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 3/1/2001


By: /s/ Dempsey K. Mork
      ------------------------
      Dempsey K. Mork,
      President an Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities indicated on March 1, 2001.



By: /s/ Dempsey K.. Mork
     ----------------------------
     Dempsey K. Mork,
     President and Director







                        SILVER BOW ANTIQUE AVIATION
                       (A Development Stage Company)
            Index to Financial Statements and Supplementary Data

                                 Pages

  Independent Auditors' Report
  .........................................................   F-2

  Balance Sheets as of December 31, 2000
  ........................................................    F-3

  Statements of Operations for the Years or Periods Ended
   December 31, 2000
  ..........................................................   F-4

  Statements of Cash Flows for the Years or Periods Ended
   December 31, 2000
  ...........................................................   F-5

  Statements of Stockholders' Equity for the Periods
   through December 31, 2000
  ............................................................   F-6

  Notes to Financial Statements
  ............................................................   F-7

  Schedules:

  All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not a material amount.
































  The Board of Directors
  Silver Bow Antique Aviation
  (a Development Stage Company)
  Coachella, California


                        INDEPENDENT AUDITOR'S REPORT


  I have audited the accompanying balance sheets of Silver Bow Antique Aviation ( a Development Stage Company), as of December 31, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the years or periods then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Bow Antique Aviation as of December 31, 2000, and the results of its operations and cash flows for the year or period then ended in conformity with generally accepted accounting principles.





  /s/ David M. Winings
  David M. Winings C.P.A.
  Palm Desert, CA 92211
  3/1/2001



                           SILVER BOW ANTIQUE AVIATION
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

  ASSETS                       AS OF DECEMBER 31,
                                  2000      1999
   CASH                       $ 1,924      $2,054

   FIXED ASSETS
    ANTIQUE AIRCRAFT AT COST  178,000     178,000
    ACCUM DEPRECIATION(NOTE5) -50,872     -25,436

    NET FIXED ASSETS          127,128     152,564
       TOTAL ASSETS          $129,052    $154,618

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    ACCRUED LIABILITIES
    NOTE          (2)          63,819          -0-

   CURRENT PORTION  NOTE PAYABLE
   AIRCRAFT LOAN (12/31/99 & 00)
                               35,600      17,800
   CONVERTIBLE PROMISSORY
   NOTE (4)                    20,000          -0-

      TOTAL CURRENT LIABILITY 119,419      17,800

  LONG TERM NOTE PAYABLE      142,400     160,200
 (AIRCRAFT)

       TOTAL LIABILITIES      261,819     178,000

  STOCKHOLDERS' EQUITY (NOTE 1)

  PREFERRED STOCK - PAR VALUE
  $.001  AUTHORIZED 10,000
  SHARES ISSUED &  OUTSTANDING
  -0- SHARES                       -0-          -0-

  COMMON STOCK PAR VALUE, $.001
   AUTHORIZED 99,990,000 SHARES
   OUTSTANDING 2,990,400 SHARES
                                2,990        2,990
  PAID-IN CAPITAL                  -0-          -0-
  ACCUMULATED (DEFICIT)      (135,757)     (26,372)

    TOTAL STOCKHOLDERS' EQUITY
     (DEFICIT)               (132,767)     (23,382)



    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY     $129,052     $154,618









































  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
  FINANCIAL STATEMENTS.


                          SILVER BOW ANTIQUE AVIATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED


                                         DECEMBER 31,
                                       2000       1999
REVENUES
 INCOME                              $ 2,170   $  2,890

       TOTAL REVENUES                  2,170      2,890

OPERATING EXPENSES
Administrative Support (Note 4)      $20,000 $       -0-
Interest Expense Aircraft Loan
  Note (2)                            10,680         -0-
Depreciation Aircraft(NOTE5)          25,436     25,436
Miscellaneous Operating Expense        2,285      2,890
Aircraft Inspection Fees               2,400         -0-
Hangar Tie-Down Fees                   9,517         -0-
Equipment Rental                         219         -0-
Maintenance & Repairs                 25,701         -0-
Operating Supplies                     7,502         -0-
Legal Fees                             2,752         -0-
FAA Registration Fees                  1,559         -0-
Pilot/Flying Services                  1,918         -0-
Aircraft Insurance                       586         -0-
Auditing Fees                          1,000         -0-
                                   ---------   --------
Total Operating Expenses            $111,555    $28,326
                                  ----------  ---------

Operating Income (Loss)            $(109,385)  $(25,436)

Other Income (Expense)                    -0-        -0-
                                  ---------- ----------
Pretax Income (Loss)               $(109,385)  $(25,436)
                                     =======    =======
Average Number of Common
Shares Outstanding                 2,990,400  2,990,400

Income (Loss) Per Share              $(0.037)   $(0.009)

Diluted Average Number of
Common Shares Outstanding          2,990,400  2,990,400

Income (Loss) Per Share              $(0.037)   $(0.009)
                                      ======    =======




































  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
  FINANCIAL
  STATEMENTS.

                          SILVER BOW ANTIQUE AVIATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED


                                               DECEMBER 31,
                                             2000            1999

  CASH FLOWS FROM OPERATING ACTIVITIES
  NET PROFIT (LOSS)                        $(109,385)       (25,436)
  ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED BY OPERATING ACTIVITIES
  INCREASE IN LIABILITIES                     83,819             -0-
  DEPRECIATION EXPENSE                        25,436         25,436

                                           ---------       --------
  CASH (USED) BY OPERATING ACTIVITIES         $ (130)            -0-

                                           ---------      ---------
  CASH FLOWS FROM INVESTING ACTIVITIES

  NOTE PAYABLE EXECUTED                           -0-            -0-
  PURCHASE OF COMMON STOCK                        -0-            -0-

                                           ---------      ---------
  CASH PROVIDED BY INVESTING ACTIVITIES           -0-            -0-

                                           ---------      ---------
  CASH FLOWS FROM FINANCING ACTIVITIES
   ACQUISITION OF ANTIQUE AIRCRAFT                -0-            -0-

                                            --------     ----------

  CASH (USED) IN FINANCING ACTIVITIES             -0-            -0-

                                           ---------    -----------

  INCREASE (DECREASE) IN CASH                  $(130)            -0-

  CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                         2,054          2,054

                                             -------        -------
  CASH AND CASH EQUIVALENTS,
   END OF PERIOD                             $ 1,924         $2,054
                                               =====          =====



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
  FINANCIAL  STATEMENTS.

       SILVER BOW ANTIQUE AVIATION
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31




                                             ADDITIONAL
                                             PAID-IN    ACCUMULATED
                        SHARES COMMON STOC   CAPITAL    DEFICIT     TOTALS

  BALANCE AT
   12/31/94                 -0- $       -0- $      -0- $       -0- $     -0-

  BALANCE AT
   12/31/95                 -0- $       -0- $      -0- $       -0- $     -0-
  SHARES ISSUED,
   AT PAR, VALUE,
   FOR CONSULTING
   SERVICES            936,900         936         -0- $     (936)       -0-


  BALANCE AT
   12/31/96            936,900  $      936  $      -0- $     (936)       -0-


  BALANCE AT
   12/31/97            936,900  $      936  $      -0- $     (936)  $    -0-

  PURCHASE OF
   COMMON STOCK,
   FOR CASH AT
   PAR VALUE
   ON DEC 30, 1998   2,053,500       2,054         -0-         -0-    2,054
                     ---------       -----      -----       -----    ------


  BALANCE AT
   12/31/98          2,990,400* $    2,990         -0- $     (936)    2,054


 *AFTER 900 FOR 1 FORWARD STOCK SPLIT AUTHORIZED ON OCTOBER 15, 1998.  SHARES
  ISSUED IN 1996 FOR SERVICES RENDERED ARE STATED AT POST SPLIT PAR
  VALUES.

  BALANCE AT
   12/31/99         2,990,400   $    2,990         -0- $  (26,372)  (23,382)


 BALANCE AT
  12/31/2000        2,999,400        2,990         -0-   (135,757) (132,767)



































  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
  FINANCIAL STATEMENTS.



                      SILVER BOW ANTIQUE AVIATION
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1999


    NOTE 1 - ORGANIZATION AND BUSINESS PURPOSE

    The Company was incorporated, in the State of Nevada on April 28, 1994. The original authorized preferred and common shares were 1,000 and 10,000 respectively. During 1996 certain consulting services were rendered to the Company by individuals and the majority stockholder for $936, which amount reflects the par value of the original issue stock on the date of the 900:1 stock split (October 15, 1998).

    On December 30, 1998, 2,053,500 shares were purchased, for cash, at par value. In addition the company acquired, at fair market value two (2) antique aircraft by executing a note payable to the majority shareholder for $178,000. Both aircraft are on display and are for sale.

    *NOTE 2 - ACCRUED LIABILITIES  ($63,819 AS OF DEC 31, 2000)

    Accrued Interest Expense on the aircraft note of $178,000 amounts to $10,680. Aircraft current operating expenses for the year 2000 amounted to $53,189

    Annual principal payments on the $178,000 ten year note payable are due each December 31, commencing December 31, 1999 until fully paid on December 31, 2009. Interest is to be paid commencing on January 1, 2000 on the aforementioned note, annually, at 6%. The notes are collateralized by the aircraft and were recorded at Dempsey K. Mork's cost basis, (the majority stockholder).




   NOTE 3 - GOING CONCERN AND INCIDENTAL COSTS

   Silver Bow Antique Aviation has assets including two aircraft.

   The Company has an agreement with Dempsey K. Mork for the payment of costs for operating expenses.


   NOTE 4 - CONVERTIBLE NOTES PAYABLE $20,000 (12/31/2000)
    The company has issued a $10,000 negotiable note to its Board Chairman for each of the past two years (1999 and 2000) for administrative support expenses. The notes are negotiable and convertible at a rate of $.05 per share at the option of the holder.

   NOTE 5 - DEPRECIATION OF AIRCRAFT
    The annual depreciation on the company's aircraft is $25,436. Used aircraft are depreciated over a seven year life beginning in 1999.