Form 10-Q
period 2001-03-31
SILVER BOW ANTIQUE AVIATION
filed 2001-05-17
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                           Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $0.001 par value                   2,990,400
(Title of Class)                                 (Number of shares out-
                                                 standing at March 31, 2001)

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


Date: May 15, 2001                            By: /s/
                                              Dempsey K. Mork
                                              President and Director



                               (Unaudited)

                        SILVER BOW ANTIQUE AVIATION

                       (a Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              FIRST QUARTER 2001

           Covering the Three Month Periods Ended March 31, 2001 and 2000








































The accompanying notes are an integral part of the financial statements




                                           (Unaudited)
                                   SILVER BOW ANTIQUE AVIATION
                                  (a Development Stage Company)
                                           BALANCE  SHEET

                                 Mar. 31        Dec. 31
                ASSETS             2001           2000

  Cash                        $    1,924            1,924
  Antique Aircraft Net of
  Depreciation (Note 2)          120,769          127,128
                               ---------          -------
     TOTAL ASSETS                122,693          129,052
                                ========          =======
            LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
 Note Payable Aircraft Expense   53,139            53,139

Current Portions of Note Payable 35,600            35,600

LTD Aircraft Loan (2 yrs)
   Note Payable - Interest Exp   13,350            10,680

Convertible Promissory Note
   Administrative Support        22,500            20,000
                                 -------           -------

      TOTAL CURRENT LIABILITY   124,589           119,419

Note Payable (Aircraft)          142,400          142,400
                                --------          -------

      TOTAL LIABILITIES          266,989          261,819

STOCKHOLDERS' EQUITY (Note 1)
   Preferred Stock - Par value $.001;
      Authorized;    1,000 shares;
      Issued & Outstanding; -0- shares
                               $      -0-              -0-
   Common Stock - Par value $.001;
      Authorized;  99,990,000 shares;
      Issued & Outstanding; 2,990,400
      shares (both periods)        2,990            2,990

   Paid in capital                    -0-              -0-

   Accumulated (Deficit)        (147,286)        (135,757)
                                ---------         --------

TOTAL STOCKHOLDERS' EQUITY      (144,296)        (132,767)


TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY       $  122,693          129,052
                              ===========================
      The accompanying notes are an integral part of these financial statements
                                         -2-

                                        (Unaudited)
                                 SILVER BOW ANTIQUE AVIATION
                                (a Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                  3 Months Ended
                                     March 31,
                                   2001           2000
REVENUES

   Income                      $     -0-            720
                                   ----            ----
     Total Revenues            $     -0-            720
                                   ----            ----
OPERATING EXPENSES

    Interest Expenses             2,670           2,670

    Admin Support                 2,500           2,500

    Misc Operating Expense           -0-            720

    Depreciation Expense          6,359           6,359
                                 ------           -----

        Operating Income (Loss)  11,529          11,529

    Other Income (Expenses)

        Previous Period Adj
        (Admin Support)              -0-         10,000



Pretax Income (Loss)            $(11,529)        (21,529)


                               =========       =========
Average No. of Common
      Shares Outstanding      2,990,400        2,990,400


      Income (Loss) Per Share   ($0.003)   $      (0.007)


Diluted Average No. of Common
      Shares Outstanding      2,990,400        2,990,400

      Income (Loss) Per Share   ($0.003)   $      (0.007)






The accompanying notes are an integral part of these financial statements
                                     -3-

                                         (Unaudited)
                                 Silverbow Antique Aviation
                                (a Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                     For The Periods Ended
                                       3 Months Ended

                                          March 31
                                          2001         2000

Cash Flows From Operating Activities
   Net Profit (Loss)                    $ (11,529)    $(21,529)

   Non cash items; Depreciation             6,359        6,359

   Increase/(decrease) in Current Assets       -0-       (   5)

   Decrease/(increase) in Current
   Liabilities (Note 2)                     5,170       15,170

  Increase/(decrease) Long Term Liability      -0-          -0-

Cash (Used) by Operating Activities     $      -0-          (5)

Cash flows (used) from Investing Activities
                                        $       -0-         -0-

  Net change (Decrease) Cash                    -0-        ( 5)

  Cash Beginning period                      1,924       2,054

  Cash Ending of Period                      1,924       2,049
                                         =======================



















    The accompanying notes are an integral part of these financial statements

                                    -4-

                             Silver Bow Antique Aviation
                            (A Development State Company)
                           Statement of Stockholders Equity
                           For the Years Ended December 31,
                           1994 - 1999 and 1st Quarter 2000


                                        Addnl
                                        Paid In    Accum
             Shares     Common Stock    Capital    (Deficit)       Totals

Bal at
12/31/1994        -0-   $         -0-   $     -0-  $      -0-    $      -0-

Bal at
12/31/1995        -0-             -0-         -0-         -0-           -0-

Shs iss at par
conslt svcs  936,900             936          -0-       (936)           -0-

Bal at
12/31/1996   936,900             936          -0-       (936)           -0-

Bal at
12/31/1997   936,900             936          -0-       (936)           -0-

Pur of Comm
Stk for cash
PV         2,053,500           2,054          -0-         -0-        2,054

Bal at
12/31/1998 2,990,400           2,990          -0-       (936)        2,054

Bal at
12/31/1999 2,990,400           2,990          -0-    (26,372)      (23,382)

Bal at
12/31/2000 2,990,400           2,990          -0-   (135,757)     (132,767)

Bal at
 3/31/2001 2,990,400           2,990          -0-   (147,286)     (144,296)
















                                 (Unaudited)
                          SILVER BOW ANTIQUE AVIATION
                         (a Development Stage Company)

                          CONSOLIDATED FINANCIAL NOTES
                     For the Three Months Ending March 31, 2001


General
     The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow Antique Aviation believes that the disclosure are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and the Company's report on Form 10-KSB 12/31/2000.

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


Note 4 - Consulting Services

     During December 1998 and to be effective beginning January 1, 1999 the company has executed a management services contract with the majority stockholder. Such contract requires the minimum payment of $10,000 per year for five (5) years commencing in 1999 for the following activities; Accounting; General Administrative; Tax Filing, Office Accommodations; and year end auditing for 10- KSB reporting; SEC compliance and quarterly
10 - QSB filings and other associated reports.

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