Form 10-Q
period 2001-06-30
SILVER BOW ANTIQUE AVIATION
filed 2001-10-05
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

                                           Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $0.001 par value                   2,990,400
(Title of Class)                                 (Number of shares out-
                                                 standing at June 30, 2001)

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




Part III, Item 1

       The Company owns two aircraft and they are both for sale. They have been refurbished which included the upgrading of certain mechanical systems, painting and refurbishing of both aircraft's exterior, and complete inside make-overs including wall coverings, carpet, and new upholstery. One plane is a 1942 Boeing Stearman by-plane and the other is 1979 Piper Lance Turbo, and both are featured at events from time to time.

      The company has been actively marketing its two planes and upon their sale, Silver Bow has been comtemplating entering the Jet chartering brokerage business.






























                               SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001                          By: /s/ Dempsey K. Mork
                                              Dempsey K. Mork
                                              President and Director
































































                             (Unaudited)

                        SILVER BOW ANTIQUE AVIATION

                       (a Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              SECOND QUARTER 2001

           Covering the Three and Six Month Periods Ended June 30, 2001 and 2000
















The accompanying notes are an integral part of the financial statements


                                           (Unaudited)
                                   SILVER BOW ANTIQUE AVIATION
                                  (a Development Stage Company)
                                           BALANCE  SHEET

                                 Jun. 30        Dec. 31
                ASSETS             2001           2000
  Cash                        $    1,924            1,924

  Antique Aircraft Net of
  Depreciation (Note 2)          114,410          127,128
                               ---------          -------
     TOTAL ASSETS                116,334          129,052
                               =========          =======
            LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Notes Payable Aircraft Expense   53,139           53,139

Current Portion of Note Payable   35,600           35,600

Ltd. Aircraft Loan (2 yrs)
   Note Payable - Interest Exp    16,020           10,680

Convertible Promissory Note
   Administrative Support         25,000           20,000
                                 -------           -------
      TOTAL CURRENT LIABILITY     38,140           17,800

Note Payable (Aircraft)          142,400          142,400
                                --------          -------
      TOTAL LIABILITIES          272,159          261,819

STOCKHOLDERS' EQUITY (Note 1)
   Preferred Stock - Par value $.001;
      Authorized;    1,000 shares;
      Issued & Outstanding; -0- shares
                               $      -0-              -0-
   Common Stock - Par value $.001;
      Authorized;  99,990,000 shares;
      Issued & Outstanding; 2,990,400
      shares (both periods)        2,990            2,990

   Paid in capital                    -0-              -0-

   Accumulated (Deficit)        (158,815)        (135,757)
                                ---------         --------
TOTAL STOCKHOLDERS' EQUITY      (155,825)        (132,767)

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY       $  116,334          129,052
                              ===========================



      The accompanying notes are an integral part of these financial statements

                                        (Unaudited)
                                 SILVER BOW ANTIQUE AVIATION
                                (a Development Stage Company)
                                   STATEMENT OF OPERATIONS
                                     3 and 6 Months Ended
                                   3 Months June 30  6 Months June 30
                                   2001     2000     2001      2000
REVENUES

   Income                      $     -0-     720       -0-    1,440

     Total Revenues            $     -0-     720       -0-    1,440

OPERATING EXPENSES

    Interest Expenses             2,670    2,670    5,340     5,340

    Admin Support                 2,500    2,500    5,000     5,000

    Misc Operating Expense           -0-     810       -0-    1,530

    Depreciation Expense          6,359    6,359   12,718    12,718
                                 ------   ------   ------     -----

        Operating Income (Loss) (11,529) (11,619) (23,058)  (23,148)

    Other Income (Expenses)

        Previous Period Adj
        (Admin Support)              -0-      -0-      -0-   10,000



Pretax Income (Loss)           $(11,529) (11,619) (23,058)  (33,148)


                               ========  ========  =======   =======
Average No. of Common
      Shares Outstanding      2,990,400 2,990,400 2,990,400 2,990,400



      Income (Loss) Per Share   ($0.004) $ (0.004) $ (0.008) $ (0.011)



Diluted Average No. of Common
      Shares Outstanding      2,990,400 2,990,400 2,990,400 2,990,400

      Income (Loss) Per Share   ($0.004) $ (0.004)$  (0.008) $ (0.011)





The accompanying notes are an integral part of these financial statements



                                         (Unaudited)
                                 Silverbow Antique Aviation
                                (a Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                     For The Periods Ended
                                      3 and 6 Months Ended

                                         3 Months June 30 6 Months June 30
                                         2001     2000    2001     2000

Cash Flows From Operating Activities
   Net Profit (Loss)                $ (11,529)$(11,619) $(23,058) $ (33,148)


   Non cash items; Depreciation         6,359    6,359    12,718     12,718


   Increase/(Decrease) in Current Assets   -0-      -0-       -0-        -0-


   (Decrease)/increase in Current
   Liabilities (Note 2)                 5,170    5,170    10,340     20,340

  Increase/(decrease) Long Term Liability  -0-      -0-       -0-        -0-

Cash (Used) by Operating Activities     $  -0-     (90)       -0-       (90)

Cash flows (used) from Investing Activities
                                        $  -0-      -0-        -0-       -0-

  Net change (Decrease) Cash               -0-     (90)        -0-      (90)

  Cash Beginning period                 1,924    2,054      1,924     2,054

  Cash Ending of Period                 1,964    1,964      1,924     1,964
                                         ===================================
















    The accompanying notes are an integral part of these financial statements


                             Silver Bow Antique Aviation
                            (A Development State Company)
                           Statement of Stockholders Equity
                           For the Years Ended Decebmer 31,
                           1994 - 2000 and 1st Six Months 2001


                                        Addnl
                                        Paid In    Accum
             Shares     Common Stock    Capital    Deficit       Totals

Bal at
12/31/1994        -0-   $         -0-   $     -0-  $      -0-    $      -0-

Bal at
12/31/1995        -0-             -0-         -0-         -0-           -0-

Shs iss at par
conslt svcs  936,900             936          -0-        (36)           -0-

Bal at
12/31/1996   936,900             936          -0-       (936)           -0-

Bal at
12/31/1997   936,900             936          -0-       (936)           -0-

Pur of Comm
Stk for cash
PV         2,053,500           2,054          -0-         -0-        2,054

Bal at
12/31/1998 2,990,400           2,990          -0-       (936)        2,054

Bal at
12/31/1999 2,990,400           2,990          -0-    (26,372)      (23,382)

Bal at
12/31/2000 2,990,400           2,990          -0-   (135,757)     (132,767)

Bal at
03/31/2001 2,990,400           2,990          -0-   (147,286)     (144,296)

Bal at
06/30/2001 2,990,400           2,990          -0-   (158,815)     (155,825)








The accompanying notes are an integral part of these financial statements



                                 (Unaudited)
                          SILVER BOW ANTIQUE AVIATION
                         (a Development Stage Company)

                          CONSOLIDATED FINANCIAL NOTES
                     For the Six Months Ending June 30, 2001


General
     The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow Antique Aviation believes that the disclosure are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and the Company's report on Form 10-KSB 12/31/2000.

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


Note 4 - Consulting Services

     During December 1998 and to be effective beginning January 1, 1999 the company executed a management services contract with the majority stockholder. Such contract requires the minimum payment of $10,000 per year for five (5) years commencing in 1999 for the following activities; Accounting; General Administrative; Tax Filing, Office Accommodations; and year end auditing for 10- KSB reporting; SEC compliance and quarterly
10 - QSB filings and other associated reports.

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