Form 10QSB
period 2001-09-30
SILVER BOW ANTIQUE AVIATION
filed 2001-11-16
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

                                           Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $0.001 par value                   3,190,400
(Title of Class)                                 (Number of shares out-
                                                 standing at September 30, 2001)

No exhibits included









SILVER BOW ANTIQUE AVIATION
INTERIM FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
9/30/2001 AND 9/30/2000
                                   Unaudited          Audited

Balance Sheet                       9/30/01            12/31/00

Income Statement (9 months ended)   9/30/01             9/30/00

Cash Flow Statement
   (9 months ended)                 9/30/01             9/30/00

Statement of Stockholders Equity
   through period ending            9/30/01             9/30/00









  The accompanying financial footnotes are an integral part of the financial statements.










SILVER BOW ANTIQUE AVIATION
BALANCE SHEET
PERIODS ENDING SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                        Unaudited  Audited
                                        9/30/01    12/31/00
ASSETS
CASH                                      1,924      1,924

Antique Aircraft Net of
  Depreciation (Note 2)                 108,051    127,128
                                        -------    -------

    TOTAL ASSETS                        109,975    129,052
                                        =======    =======

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Notes Payable Aircraft Expense Note 6   62,439      53,139

Current Portion of Note Payable         35,600      35,600

Ltd Aircraft Loan (2 yrs.
   Note Payable Interest Expense         18,690     16,020

Promissory Note
   Administrative Support (Note 4)       25,000     20,000
                                         ------     ------
   TOTAL CURRENT LIABILITY              141,729    119,419

Note Payable (Aircraft)                 142,400    142,400
                                        =======    =======

   TOTAL LIABILITIES                    284,129    261,819

Stockholders' Equity (Note )
   Preferred Stock - Par Value $.001;
      Authorized 1,000 shares;
      Issued and Outstanding; 0 Shares
      at December 31, 2000 and
      September 30, 2001                    -0-        -0-
   Common Stock - Par Value $.001;
      Authorized; 99,999,000 shares;
      Issued and Outstanding are
      3,190,400 at 9/30/01 and 2,990,400
      at 12/31/00                       3,190       2,990

      Paid in Capital                      -0-         -0-

      Accumulated (Deficit)          (177,344)   (135,757)
                                     -------      -------

TOTAL STOCKHOLDERS EQUITY            (174,154)   (132,767)
                                     -------      -------
TOTALT LIABILITIES
     STOCKHOLDERS' EQUITY
                                      109,975     129,952
                                     =======       =======


  The accompanying financial footnotes are an integral part of the financial statements.










SILVER BOW ANTIQUE AVIATION
INCOME STATEMENT
FOR THE PERIOD
Nine Months Ended 9/30/01 and 9/30/00

                                     Unaudited      Audited
                                      9/30/01        9/30/00
REVENUES
       Income                      $       -0-         2,170

TOTAL REVENUES                             -0-         2,170

OPERATING EXPENSES

Services Rendered                        200              -0-

Interest Expense                       8,010           8,010

Admin Support                          5,000           7,500

Aircraft Operations Expense (Note 6)   9,300           2,260

Depreciation                          19,077          19,077
                                     -------          ------
Total Operating Expenses              41,587          36,487

Operating Income (Loss)            $ (41,587)        (34,677)

OTHER INCOME (EXPENSE)

Previous Period Adj. Admin Support        -0-        (10,000)

Pre Tax Income (Loss)             $  (41,587)        (44,677)
                                  ==========       =========

Weighted Average Number of
Common Shares Outstanding (Note 7) 2,999,491       2.990,400

Income  (Loss) Per Share          $(0.014)          (0.015)






The accompanying financial footnotes are an integral part of the financial statements.









SILVER BOW ANTIQUE AVIATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED
9/30/01 and 9/30/00
                                           Unaudited     Audited
                                            9/30/01       9/30/00

Cash Flow From Operating Activities
   Net Profit (Loss)                      $ (41,587)     (44,677)

   Non Cash Item/ Depreciation               19,077       19,077

   Increase/(Decrease) in Current Assets         -0-          -0-

   (Decrease)/Increase in
   Current Liabilities (Note 2)              22,310       25,495

   Increase/(Decrease) Long Term Liability       -0-          -0-

   Cash (Used) By Operating Activities    $  (  200)     (   105)

Cash Flows (Used) by Investing Activities
   Issuance of Common Stock Shares              200           -0-

Net Change (Decrease) in Cash             $      -0-     (   105)

CASH BEGINNING OF PERIOD                  $   1,924         2,054

CASH AT END OF PERIOD                     $   1,924         1,949







The accompanying financial footnotes are an integral part of the financial statements.






SDILVER BOW ANTIQUE AVIATION
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED 12/31/00 (AUDITED)
AND FOR THE INE MONTHS ENDED 9/30/01 (UNAUDITED)

                                        Addnl
                                        Paid In     Accum
Audited         Shares     Common Stk   Capital     Deficit     Totals

Bal at
12/31/1994          -0-           -0-   $       -0- $      -0-  $        -0-

Bal at
12/31/1995          -0-           -0-           -0-        -0-           -0-

Shs iss atPar
Conslt Svcs    936,900           936            -0-       (36)           -0-

Bal at
12/31/1996     936,900           936            -0-      (936)           -0-

Bal at
12/31/1997     936,900           936            -0-      (936)           -0-

Pur of Comm
Stk for Cash
PV           2,053,500         2,054            -0-        -0-       2,054

Bal at
12/31/1998   2,990,400         2,990            -0-      (936)          -0-

Bal at
12/31/1999   2,990,400         2,990            -0-   (26,372)     (23,382)

Bal at
13/31/2000   2,990,400         2,990            -0-  (135,757)    (132,767)

Unaudited

Bal at
3/31/01     2,990,400          2,990            -0-  (147,286)    (144,296)

Bal at
6/30/01     2,990,400          2,990            -0-  (158,815)    (155,825

9/5/2001
Sh Iss at Par
Consult Svc   200,000            200            -0-


Bal at
9/30/2001   3,190,400          3,190            -0-  (177,344)    (174,154)



The accompanying financial footnotes are an integral part of the financial statements.









(Unaudited)
SILVER BOW ANTIQUE AVIATION
Consolidated Financial Notes
For the Nine Months Ending 9/30/2001


General
    The condensed consolidated financial statements of Silver Bow included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow Antique Aviation believes that the disclosures are adequate to make the information presented not misleading. The condensed finl stmnts for the 9 mos. ended 9/30/01 should be read in conjunction with the finl. statements and notes thereto included in this report and the company's audited report on Form 10-KSB 12/31/2000

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management ,are necessary for a fair presentation. The results for the Interim period are not necessarily indicative of trends or of results to be expected for a full year.

Note 1. Organization and Business Purpose - The company was incorporated in the state of Nevada on April 28, 1994. The original articles authorized 1,000 preferred shares and 10,000 common shares. During 1996 certain consulting services were rendered to the company by the majority stockholder, Magellan Capital Corporation,(a Nevada Corporation doing business in California).

The value of such services were at the par value of 1,041 shares issued on July 15, 1996 and have been stated on the attached balance sheet, state of operations, and cash flows at $936., which amount reflects the par value of the original issue stock on the date of the 900 for 1 stock split (10/15/98)

On December 30 1998, 2,053,500 shares were purchased for cash at par value.

On September 25, 2001, 200,000 shares were issued at par of $.001 per share for services rendered through September 2001; (100,000 to Darren Holm for the newly appointed President of the company and 50,000 each to Randall A. Baker, Secretary and 50,000 to Norm Leboeuf, Controller).

Note 2 Notes Payable - Magellan Capital Corporation
The company acquired at the prior owner's cost (Magellan Capital Corporation) two (2) antique aircraft by executing a note payable to the maj. stckhldr for $178,000. The aircraft were refurbished and certain mechanical and electronic equipment updated prior to their transfer to Silver Bow. Both aircraft are now for sale.

Annual principal payments on the $178,000 ten year note payable are due each December 31 commencing December 31, 1999 until fully paid on December 31, 2009. Interest is to be paid, commencing on January 1, 1999 on the aforementioned note, annually, at 6%. Depreciation for used aircraft is over a seven year life.Accumulated Depreciation ,at September 30, 2001 and December 30 2000 was $69,949 and $50,872 respectively. The notes are collateralized by the aircraft and were recorded at Magellan Capital Corporation's cost basis, the Majority Stock Holder

Note 3 - Going Concern and Incidental costs.

Silver Bow has assets including two aircraft. During the third quarter ending 9/30/2000, Silver Bow became an active company pursuing its new business in aircraft charter brokerage business.

Note 4 Administrative Support

During December 1998 and to be effective January 1, 1999 the company executed a management services contract with the majority stockholder, Magellan Capital. Such contract requires the minimum payment of $10,000 per year for five (5) years commencing in 1999 for the foll. activ.: Year ending auditing for 10KSB reporting; SEC compliance and quarterly 10QSB filings; and, other associated reports and administrative support activities.

The term of this agreement provide for the annual payment of $10,000 (USD), either in cash or an issuance of common stock of Silver Bow for a five year period ending December 31, 2003. At the end of the second quarter 2001 the mngmt cntr. was cancelled. These costs are now accounted for as incurred and credited to a Notes Payable -Related Party, Magellan Capital Corporation.

Note 5 Impairment of Long Lived Assets

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

*Based on current fair market values.

In view of the above, there is no "Impairment Loss" on either of these aircraft.

Note 6 Aircraft Operators Expense
                          3 Months 9/30     Nine Months 9/30/01
                         2001       2000      2001     2000

Aircraft Fuel           $3,000        -0- $  3,000       -0-
Operating Supplies &
Expenses                 1,500       730     1,500    2,260
Office Phone and Fax       150        -0-      150       -0-
Hanger Tie Down Fees     1,200        -0-    1,200       -0-
Maintenance & Repair     1,500        -0-    1,500       -0-
Advertising                450        -0-      450       -0-
Pilot/Flying Services    1,500        -0-    1,500       -0-
                         ------      ---     -----    -----
  Total Aircraft

  Operating Expenses    $9,300       730     9,300    2,260
                        ======      ====     =====    =====

Note 7 Calculation of Weighted Average number of shares outstanding as of years ended 12/31/1999 and 12/31/2000 and months ended 9/30/2001


                       Audited Yr 2000       Unaudited Yr 2001
                       Weighted  Avg $ Sh                       Weigtd
                                             # MonthsTotal      Avg
Period                 # Months   #Sh O/S     O/S     Base       # Sh O/S

Audited 12/31/98       12 Mon    2,990,400                      2,990,400

Audited 12/31/99       12 Mon    2,990,400                      2,990,400

Audited 12/31/00
    9/30/00             9 Mon    2,990,400                      2,990,400

   12/31/00            12 Mon    2,990,400                      2,990,400

Unaudited Year 2001
   12/31/00            12 Mon    2,990,400  12      35,884,800

   3/31/01              6 Mon    2,990,400   6      17,942,400

   6/30/01              3 Mon    2,990,400   3       8,971,200

   9/25/01 Svcs Rndrd
    Note 1                         200,000

   9/30/01 Balance               3,190,400   1       3,190,400
                                            --       ---------
Total Base A/O 9/30/01                      22      65,988,800
                                            ==      ==========



65,988,800  divided by 22 months = 2,999,491 weighted #
                          of shares  outstanding 9/30/01

9/30/01 YTD (Loss) ($41,587) divided by 2,991,491 weighted # of shares outstanding = ($.014) Loss per share.













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