Form 10QSB
period 2002-03-31
SILVER BOW ANTIQUE AVIATION
filed 2003-02-04
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.

         Commission File Number 000-25997

                        Silver Bow Antique Aviation
      (Exact Name of Small Business Issuer as specified in its Charter)


            Nevada                                    91-1939533
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number


83-888 Ave. 51, Coachella, CA                                   92236
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

                                                   Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   3,190,400
Title of Class                            Number of Shares Outstanding
                                                at March 31, 2002
No exhibits included.

Item 1.  Financial Statements
                           Silver Bow Antique Aviation
                          (a Development Stage Company)
                                  BALANCE SHEET

                                    March 31,             December 31,
              ASSETS                   2002                  2001
              ------                ---------             -----------
CURRENT ASSETS:
 Cash                              $      546            $    1,924
                                    ---------             ---------
  Total current assets             $      546            $    1,924
                                    ---------             ---------
FIXED ASSETS:
 Property and Equipment (Note 3)
  Aircraft net of depreciation     $   52,479            $   55,979
                                    ---------             ---------
TOTAL ASSETS                       $   53,025            $   57,903
                                   ==========            ==========
LIABILITIES & SHAREHOLDERS' EQUITY
-----------------------------------
Current liabilities:
 Note Payable Aircraft Exp(NOTE 4) $   71,339            $   71,339
 Current Portion Long Term Debt
  3 Yrs Aircraft Mortgage (NOTE 4)     29,400                29,400
 Accrued Mortgage Interest Payable
  On Long Term Mortgage (NOTE 4)       34,490                32,040
 Convertible Promissory Note (NOTE 4)  25,000                25,000
                                    ---------             ---------
  Total current liabilities        $  160,229            $  157,779
                                    ---------             ---------
LONG TERM LIABILITIES:
 Aircraft Mortgage 10 Yr Note
  Payable                          $   68,600            $   68,600
                                    ---------             ---------
  Total long term liabilities      $   68,600            $   68,600
                                    ---------             ---------
TOTAL LIABILITIES                  $  228,829            $  226,379
                                    ---------             ---------
SHAREHOLDERS' EQUITY
 Preferred stock, par value $.001;
  1,000 shares authorized; -0-
  shares issued and outstanding    $      -0-            $      -0-
 Common stock, par value $.001;
  99,999,000 shares authorized;
  issued & outstanding 3,190,400
  at 3/31/02 and 12/31/01 (NOTE 2)      3,190                 3,190
 Paid-in capital                       20,000                20,000
 Retained earnings(accum deficit)    (198,994)            ( 191,666)
                                   ----------            ----------




TOTAL SHAREHOLDERS' EQUITY         $( 175,804)           $( 168,476)
                                   ----------            ----------
TOTAL LIABILITIES & EQUITY         $   53,025            $   57,903
                                   ==========            ==========

 The accompanying notes are an integral part of these financial statements

                             Silver Bow Antique Aviation
                            (A Development Stage Company)
                               STATEMENT OF OPERATIONS
                    For the Three Months & Year to Date Period March 31,

                                  Three Months Ended      Year to Date Ended
                                      March 31,               March 31,
                                   2002          2001      2002       2001
                              -------------------------  --------------------
Revenues                      $     -0-      $     -0-   $     -0- $     -0-
                               --------       --------    --------  --------
Operating Expenses:
 Interest Expense             $   2,450      $   2,670   $   2,450 $   2,670
 Admin Support                      -0-          2,500         -0-     2,500
 Aircraft Expenses                1,378            -0-       1,378       -0-
 Depreciation                     3,500          6,359       3,500     6,359
                               --------       --------    --------  --------
   Total Operating Expenses   $   7,328      $  11,529   $   7,328 $  11,529
                               --------       --------    --------  --------
Income (Loss) From Operations $(  7,328)     $( 11,529)  $(  7,328)$( 11,529)

Other Income/(Expense)              -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net Income (Loss)             $(  7,328)     $( 11,529)  $(  7,328)$( 11,529)
                               ========       ========    ========  ========

Per Share Information:
Basic (loss) per common share   $(0.002)       $(0.004)    $(0.002)  $(0.004)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding  3,040,400      2,990,400   3,040,400 2,990,400
                               =========      =========   ========= =========

Diluted (loss)per common share  $(0.002)       $(0.004)    $(0.002)  $(0.004)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  3,040,400      2,990,400   3,040,400 2,990,400
                               =========      =========   ========= =========


The accompanying notes are an integral part of these financial statements

                                Silver Bow Antique Aviation
                                  STATEMENT OF CASH FLOWS
                      For Three Months & Year to Date Period March 31,

                                             March 31,          March 31,
                                         2002        2001     2002      2001
                                         ----------------     --------------
Operating Activities:

 Net income (loss)                     $(  7,328)$( 11,529)$(  7,328)$( 11,529)
 Transactions not requiring cash:
  Depreciation                             3,500     6,359     3,500     6,359

 Cash provided (used) on changes in:
  Current assets/decrease(increases) &
  Current liabilities/ incr./(decr.)-

  Increase Accrued Interest Payable;
    Aircraft Long Term Debt                2,450     2,670     2,450     2,670

  Increase Convertible Promissory
    Note Payable                             -0-     2,500       -0-     2,500
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $(  1,378)$(    -0-)$(  1,378)$(    -0-)

Cash provided(used)financing activities      -0-       -0-       -0-       -0-

Cash provided(used)investing activities      -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
Net increase (decrease) in Cash        $(  1,378)$(    -0-)$(  1,378)$(    -0-)

CASH, BEGINNING OF PERIOD                  1,924     1,924     1,924     1,924
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $     546 $   1,924 $     546 $   1,924
                                        ========  ========  ========  ========



The accompanying notes are an integral part of these financial statements

              Silver Bow Antique Aviation
                    FINANCIAL NOTES
      PERIOD ENDING THREE MONTHS MARCH 31, 2002
General:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended March 31, 2002 should be read in conjunction with the financial statements and notes thereto included in this report and the Silver Bow Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

The Company has not commenced operations and has no working capital.

NOTE 1-ORGANIZATION:

The Company was organized under the laws of the State of Nevada on April 28, 1994 under the name of Silver Bow Antique Aviation. The Company was incorporated to engage in any lawful activities.

The Company's articles initially authorized 1,000 shares of Preferred Stock and 10,000 shares of Common Stock, both at a par value of $.001 per share.

During 1996, certain consulting services were rendered to the Company by the majority stockholder, Magellan Capital Corporation, (a Nevada Corporation doing business in California) and 4 other individuals. The value of such services were at the stated par value for 1,041 shares issued on July 15, 1996 and have been stated on the Balance sheet, the Statement of Operations and the Cash Flow Statement at $936, which amount reflects the par value of the original issue on the date of the 900 for 1 forward stock split on the 1,041 shares. Revised number of shares issued and outstanding after the foregoing split were 936,900, with a total value of $936.00.

On December 30, 1998, 2,053,500 shares were purchased for cash at the stated par value of $.001 per share. Total shares outstanding at year end 12/31/98 were 2,990,400, with a total value of $2,990.

On September 25, 2001, 200,000 shares were issued a the stated par value of $.001 per share for services rendered through September, 2001:
100,000 shares to Darren Holm, the newly appointed President of the Company and 50,000 shares each to Randall Baker, Secretary and Norm LeBoeuf, Controller.

The total number of Common Stock shares outstanding and issued at year end December 31, 2001 and the quarter ending March 31, 2002 were 3,190,400, with a total value of $3,190.

Preferred Stock.
The original articles of incorporation (April 28, 1994) authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through December 31, 2001 and March 31, 2002, there have been no issuance of Preferred Stock shares, and none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of common stock with a par value of $.001 per share and 1,000 shares of preferred stock, with a par value of $.001 per share. As of March 31, 2002 and the year ending December 31, 2001, there were 3,190,400 shares of common stock issued and outstanding. As of March 31, 2002 and December 31, 2001, no preferred stock were issued and outstanding.

NOTE 3 - FIXED ASSETS:

The Company currently owns a 1976 Piper Lance Aircraft with a capitalized value of $98,000. Depreciation is calculated on a 7-year (used aircraft life basis), using the straight line depreciation method. Total accumulated depreciation as of March 31, 2002 was $45,521 and $42,021 as of December 31, 2001.

NOTE 4 - CURRENT AND LONG TERM LIABILITIES:

Silver Bow's liabilities consist of the following amounts due Magellan Capital Corporation:
                                              Amounts due  Amounts due
                                                3/31/02      12/31/01
Notes payable aircraft operating expenses     $  71,339    $  71,339

Current portion long term debt/note payable      29,400       29,400

Accrued interest long term debt/note payable     34,490       32,040

Convertible promissory note/admin support        25,000       25,000
                                               --------     --------
             TOTAL LIABILITIES                $ 160,229    $ 157,779
                                               ========     ========

NOTE 5. GOING CONCERN AND INCIDENTAL COSTS:

The Company intends to enter the aircraft brokerage business and is processing an SB2 to register shares.

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commissions have been paid or assumed by Magellan Capital Corporation. This will continue for the foreseeable future.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION.

The Company has not commenced operations and has no working capital.

Capital and Source of Liquidity.   Silver Bow does not expect to
purchase any plant or significant equipment.

For the three months ended and the year to date periods ended March 31, 2002 and 2001, the Company did not pursue any financing activities.

For the three months ended and the year to date periods ended March 31, 2002 and 2001, the Company did not pursue any investing activities.

Results of Operations. For the three months ended and the year to date periods ended March 31, 2002, the Company has not received any revenues from operations.

General and administrative expenses for the three months ended March 31, 2002 were $7,328 resulting, in a loss from operations of $(7,328).

General and administrative expenses for the three months ended March 31, 2001 were $11,529, resulting in a loss from operations of $(11,529).

                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 4, 2002


By: /s/  Darren Holm,
         President/CEO