Form 10QSB
period 2002-09-30
SILVER BOW ANTIQUE AVIATION
filed 2003-02-04
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

                                                   Yes X      No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   3,190,400
Title of Class                            Number of Shares Outstanding
                                                at September 30, 2002
No exhibits included.

Item 1.  Financial Statements
                           Silver Bow Antique Aviation
                          (a Development Stage Company)
                                  BALANCE SHEET

                                  September 30,         December 31,
              ASSETS                   2002                  2001
              ------              -------------         ------------
CURRENT ASSETS:
 Cash                              $       30            $    1,924
                                    ---------             ---------
  Total current assets             $       30            $    1,924
                                    ---------             ---------
FIXED ASSETS:
 Property and Equipment (Note 3)
  Aircraft net of depreciation     $   45,479            $   55,979
                                    ---------             ---------
TOTAL ASSETS                       $   45,509            $   57,903
                                   ==========            ==========
LIABLILTIES & SHAREHOLDERS' EQUITY
-----------------------------------
Current liabilities:
 Note Payable Aircraft Exp(NOTE 4) $   74,465            $   71,339
 Current Portion Long Term Debt
  3 Yrs Aircraft Mortgage (NOTE 4)     29,400                29,400
 Accrued Mortgage Interest Payable
  On Long Term Mortgage (NOTE 4)       39,390                32,040
 Convertible Promissory Note (NOTE 4)  25,000                25,000
                                    ---------             ---------
  Total current liabilities        $  168,225            $  157,779
                                    ---------             ---------
LONG TERM LIABILITIES:
 Aircraft Mortgage 10 Yr Note
  Payable                          $   68,600            $   68,600
                                    ---------             ---------
  Total long term liabilities      $   68,600            $   68,600
                                    ---------             ---------
TOTAL LIABILITIES                  $  236,855            $  226,379
                                    ---------             ---------
SHAREHOLDERS' EQUITY
 Preferred stock, par value $.001;
  1,000 shares authorized; -0-
  shares issued and outstanding    $      -0-            $      -0-
 Common stock, par value $.001;
  99,999,000 shares authorized;
  issued & outstanding 3,190,400
  at 6/30/02 and 12/31/01 (NOTE 2)      3,190                 3,190
 Paid-in capital                       20,000                20,000
 Retained earnings(accum deficit)    (214,536)            ( 191,666)
                                   ----------            ----------




TOTAL SHAREHOLDERS' EQUITY         $( 191,436)           $( 168,476)
                                   ----------            ----------
TOTAL LIABILITIES & EQUITY         $   45,509            $   57,903
                                   ==========            ==========

 The accompanying notes are an integral part of these financial statements

                             Silver Bow Antique Aviation
                            (A Development Stage Company)
                               STATEMENT OF OPERATIONS
              For the Three Months & Nine Months Periods September, 30,

                                   Three Months Ended     Nine Months Ended
                                       Sept. 30,              Sept. 30,
                                   2002           2001       2002      2001
                              -------------------------  ------------------
Revenues                      $     -0-      $     -0-   $     -0- $     -0-
                               --------       --------    --------  --------
Operating Expenses:
 Interest Expense             $   2,450      $   2,670  $   7,350 $    8,010
 Admin Support                      -0-            -0-         -0-     5,000
 Aircraft Expenses                1,603          9,300       5,020     9,300
 Depreciation                     3,500          6,359      10,500    19,077
                               --------       --------    --------  --------
   Total Operating Expenses   $   7,553      $  18,329   $  22,870 $  41,387
                               --------       --------    --------  --------
Income (Loss) From Operations $(  7,553)     $( 18,329)  $( 22,870)$( 41,387)

Other Expense Services Rendered
 Common Stock Issued                -0-            200         -0-       200
                               --------       --------    --------  --------
Net Income (Loss)             $(  7,553)     $( 18,529)  $( 22,870)$( 41,587)
                               ========       ========    ========  ========

Per share information:
Basic (loss) per common share   $(0.003)       $(0.006)    $(0.008)  $(0.014)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding  3,040,400      2,990,400   3,040,400 2,990,400
                               =========      =========   ========= =========

Diluted (loss)per common share  $(0.003)       $(0.006)    $(0.008)  $(0.014)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  3,040,400      2,990,400   3,040,400 2,990,400
                               =========      =========   ========= =========


The accompanying notes are an integral part of these financial statements

                                Silver Bow Antique Aviation
                                  STATEMENT OF CASH FLOWS
                    For Three Months & Nine Months Period September 30,

                                             Sept. 30,           Sept. 30,
                                         2002        2001     2002      2001
                                        ------------------   ----------------
Operating Activities:

 Net income (loss)                     $(  7,553)$( 18,529)$( 22,870)$( 41,587)
 Transactions not requiring cash:
  Depreciation                             3,500     6,359    10,500    19,077

 Cash provided (used) on changes in:
  Current assets/decrease(increases) &
  Current liabilities/ incr./(decr.)

  Increase Notes Payable/Aircraft Expense  1,603     9,300     3,126     9,300

  Increase Accrued Interest Payable;
    Aircraft Long Term Debt                2,450     2,670     7,350     8,010

  Increase Convertible Promisory
    Note Payable                             -0-       -0-       -0-     5,000
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $(    -0-)$(    200)$(  1,894)$(    200)

Cash provided(used)financing activities      -0-       -0-       -0-       -0-

Cash provided(used)investing activities
  Increase in Common Stock Issued            -0-       200       -0-       200
                                        --------  --------  --------  --------
Net increase (decrease) in Cash        $(    -0-)$(    -0-)$(  1,894)$(    -0-)

CASH, BEGINNING OF PERIOD                     30     1,924     1,924     1,924
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $      30 $   1,924 $      30 $   1,924
                                        ========  ========  ========  ========


The accompanying notes are an integral part of these financial statements

              Silver Bow Antique Aviation
                    FINANCIAL NOTES
         PERIOD ENDING NINE MONTHS ENDED SEPTEMBER 30, 2002
General:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month and six month periods ended June 30, 2002 should be read in conjunction with the financial statements and notes thereto included in this report, the three and six months ended March 31, 2002/June 30, 2002, and, the Silver Bow Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of common stock with a par value of $.001 per share and 1,000 shares of preferred stock, with a par value of $.001 per share. As of Sept. 30, 2002 and the year ending December 31, 2001, there were 3,190,400 shares of common stock issued and outstanding. As of Sept. 30, 2002 and December 31, 2001, no preferred stock were issued and outstanding.

NOTE 3 - FIXED ASSETS:

The Company currently owns a 1976 Piper Lance Aircraft with a capitalized value of $98,000. Depreciation is calculated on a 7-year (used aircraft life basis), using the straight line depreciation method. Total accumulated depreciation as of Sept. 30, 2002 was $52,521 and $42,021 as of December 31, 2001.

NOTE 4 - CURRENT AND LONG TERM LIABILITIES:

Silver Bow's liabilities consist of the following amounts due Magellan Capital Corporation:
                                              Amounts due  Amounts due
                                                9/30/02      12/31/01
Notes payable aircraft operating expenses     $  74,465    $  71,339

Current portion long term debt/note payable      29,400       29,400

Accrued interest long term debt/note payable     39,390       32,040

Convertible promissory note/admin support        25,000       25,000
                                               --------     --------
             TOTAL LIABILITIES                $ 168,255    $ 157,779
                                               ========     ========

NOTE 5. GOING CONCERN AND INCIDENTAL COSTS:

The Company intends to enter the aircraft charter brokerage business and is processing an to SB2 to register shares.

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

For the three months and nine months periods ended September 30, 2002 and 2001, the Company did not pursue any financing activities.

For the three months and six month periods ended September 30, 2002 and 2001, the Company did not pursue any investing activities.

Results of Operations. For the three months and nine months periods ended September 30, 2002 and 2001, the Company has not received any revenues from operations.

General and administrative expenses for the three months ended September 30, 2002 were $7,553, resulting in a loss from operations of $(7,553). For the nine months ended September 30, 2002, expenses were $22,870, resulting in a loss from operations of $(22,870).

General and administrative expenses for the three months ended September 30, 2001 were $18,529, resulting in a loss from operations of $(18,529). For the nine months ended September 30, 2001, expenses were $41,587, resulting in a loss from operations of $(41,587).

                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    December 4, 2002


By: /s/  Darren Holm
         President/CEO