Form 10KSB
period 2001-12-31
SILVER BOW ANTIQUE AVIATION
filed 2003-10-07
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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

                                                   Yes      No  X

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   3,190,400
Title of Class                            Number of Shares Outstanding
                                                at December 31, 2001
No exhibits included.

                        PART I
Item 1.  Description of Business.

Business Development.

Silver Bow Antique Aviation (the "Company") was organized under the laws of the State of Nevada on April 28, 1994, under the name "Silver Bow Antique Aviation". The Company was incorporated primarily to engage in the restoration and maintenance of antique aircraft.

The Company's articles initially authorized the Company to issue a total of 11,000 shares of stock, consisting of 10,000 common stock and 1,000 shares of preferred stock, both with a par value of $.001 per share.

An amendment to the Articles of Incorporation of the Company on October 7, 1998 increased its authorized shares to 100,000,000 consisting of 99,990,000 and 10,000 preferred shares, all with a par value of $.001 per share.

Item 2.  Description of Property.

The Company acquired two aircraft from Mr. Dempsey Mork, the majority stockholder; a 1942 Stearman purchased by Mr. Mork in 1994 for $80,000 and a 1979 Piper Lance purchased by Mr. Mork in 1997 for $98,000. The 1942 Stearman was sold in 2001 for $65,000, less a $5,000 sales commission. The 1979 Piper Lance is operational and has monthly expenditures of storage, operation and maintenance and is currently being offered for sale.

The Company's headquarter are furnished by Mr. Daren Holm,
President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of matters to a vote of Security holders.

None.

                            PART II

Item 5.  Management Discussion and Analysis or Plan of Operation.

Silver Bow owns one aircraft, a Piper Lance. This aircraft has been for sale for the past 12-15 months for approximately $90,000-$100,000. When this aircraft is sold, the proceeds will be used to implement the aircraft charter business.

Specifically funds are needed to develop our web site and to introduce our service to both charter customers and charter operators. The minimum amount needed for this purpose is $30,000.

To commence operations, we will need to do the following:
   - develop our website ($5,000) - 30 days
   - develop charter operator recruitment materials and user recruitment materials ($5,000) - 30 days
   - develop listing of US charter operators and send out recruitment materials ($4,000) - 20 days
   - develop listing of charter brokers, corporate travel agents and know users of air charter services and send recruitment materials ($10,000) - 40 days
   - hire a sales representative to telemarket to charter operators and corporate travel agents ($6,000 per month) - commencing after marketing materials have been distributed.
   - place yellow page ads ($3,000) - 90 days after commencing marketing efforts

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the aircraft charter brokerage business. We will encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

Plan of Operations
Total expenses for the year ending 2001 were approximately $59,516, which includes services rendered of $200, interest expense of $10,680, administrative support of $5,000, aircraft operations expenses of $19,200 and depreciation of $25,436. The cash expenditures of approximately $34,080 are funded by proceeds from cash advances/loans from Magellan Capital Corporation.

Total expenses for the year ending 2000 were approximately $111,555, which includes general and administrative expenses.

For the years ended December 31, 2001 and 2000, advances and loans of $157,779 and $119,419, respectively, were received from Magellan
Capital Corporation.   The specific items and amounts are:

                                         2001         2000
Note Payable/Aircraft expenses          $71,339      $53,139
Promissory Note payable/Admin Support    25,000       20,000
Note Payable/Mortgage Interest 3 yrs     32,040       10,680
Current Port of Long Term Debt
   (3 yrs - 1999, 2000, 2001)            29,400       35,600
                                        -------      -------
   Total Advances/Loans                 $157,779    $119,419
                                        ========    ========

The three notes are non-interest bearing, payable in cash on demand, or in Silver Bow common stock based on $.10 per share conversion rate.

Long term debt/10 yr Aircraft mortgage
  7 yrs/2002-2008 as long term debt      $68,600    $142,400
                                        ========    ========

Terms of the aircraft mortgage are interest at 6% annual rate, payable on January 1 of each year, for a period of 10 years, in cash when due, or in Silver Bow common stock based on a $.10 per share conversion rate.

The estimated cash expenditures for 2002 of approximately $56,000 will be funded by proceeds from cash advances/loans from Magellan Capital Corporation on the same terms.

Even if we do not sell our aircraft, we can satisfy our cash requirements for the next twelve months with continued cash
advances/loans from Magellan Capital Corporation.   We do not
anticipate having to raise additional funds during that time.

We do not expect to purchase and significant equipment but will continue to try to sell our remaining aircraft for approximately
$90,000 to $100,000.

We do not expect any significant changes in the number of employees in the next twelve months.

Based on our current plan of operations it is anticipated that our monthly operating expenditures for the next twelve months will be approximately $10,000 per month, of which $4,600 are cash expenditures. This includes administrative expenses. Marketing expenses are expected
to be $100,000 and are not included in our operating expenditures.   We
will not commence our marketing efforts until after the sale of the
remaining airplane.   The foregoing are merely estimates, and we can
provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

We do not currently provide any services and have not generated any revenues and we do not expect to generate revenues for the foreseeable
future.   Therefore, we will continue to operate on a reduced budget.
We intend to limit our operations until the airplane is sold.

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Item 7.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 3,190,440 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                Number of Shares       Percentage
Name and address               Beneficially Owned       of Class
-----------------------------  ------------------      ----------
*Magellan Capital Corporation       597,600              18.73%
83-888 Avenue 51
Coachella, CA 92236
*Magellan Capital Corporation       900,000              28.21%
Pension Benefit Plan and Trust
83-888 Avenue 51
Coachella, CA 92236
*Magellan Capital Corporation
Profit Sharing Plan and Trust       900,000              28.21%
83-888 Avenue 51
Coachella, CA 92236
Dempsey K. Mork                     148,500               4.65%
83-888 Avenue 51
Coachella, CA 92236               ---------              ------
      SUB TOTALS                 *2,546,100             *79.80%
                                  =========              ======
RAB INVESTMENTS INC/R A Baker       111,200               3.49%
P. O. Box 1025
Morongo Valley, CA 92258

KNC INVESTMENTS INC/N L LeBoeuf     105,800               3.32%
829 Francis Drive
Palm Springs, CA 92262

Daren Holm                          100,000               3.13%
75-130 Mediterranean
Palm Desert, CA 92211

     *NOTE: Mr. Dempsey Mork is considered to be a beneficial owners as described by 13d-3 (a), and, (b) of regulation 13-D. Neither the Pension Benefit Plan or the Profit Sharing Plan have pending or planned termination dates.

The following table sets forth the shareholdings of the Company's directors and executive officers as of these filings, to wit:

                            Number of Shares
                           Beneficially Owned                Percentage
Name and Address            As of 12/31/2001                  Of Class
-------------------------  ------------------                ----------
Dempsey K.Mork/Prior Page      *2,546,100                     *79.80%
83-888 Avenue 51
Coachella, CA 92236

BAB INVESTMENTS, INC. &
Randall A. Baker                 111,200                        3.49%
P.O. Box 1025
Morongo Valley, CA 82256

KNC INVESTMENTS, INC. &
Norbert L. LeBoeuf               105,800                        3.32%
829 Francis Drive
Palm Springs, CA 92262

Daren C. Holm                    100,000                        3.13%
75-130 Mediterranean
Palm Desert, CA 2211
                               ---------                       ------
     TOTALS                    2,863,100                       89.74%
                               =========                       ======

See the caption "Directors, Executive Officers, Promoters and Control persons", below, Part III, Item 9 for information concerning the officers or other persons in which the foregoing persons serve with the Company.

Change in Control.

There are no present arrangements or pledges of the Company securities which may result in a change in control of the Company.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                               Date of       Date of
                                               Election or   Termination or
Name                Positions Held             Designation   Resignation
------------------  ------------------------   -----------   -------------
Daren C. Holm       President/CEO/Director       9/25/2001        -
Dempsey K. Mork     Chief Financial Officer/
                    Director                     9/25/2001        -
Randall A. Baker    Secretary/Director           6/30/1996        -
Norbert L. LeBoeuf  Controller/Director          6/30/1996        -

Business Experience of Directors/Executive Officers:

Mr. Daren Holm was elected President/CEO and Director of Silver Bow Antique Aviation in September 2001. His educational background includes Ambulance and Emergency Care, Georgia College through 1984; A.S. Respiratory Care through June 1985, and, A.S. EMS Systems Management at
Davenport College of Business through December 1985.   Business
experience includes 13 years with Springs Ambulance/American Medical Response as Paramedic/Field Training Officer; three years as Medical Division Manager with Desert Airlines, (an aero-medical transport company); and, three years with Airstar Service International--one year Medical Operations/Office Manager and two years as General Manager.
Mr. Holm will spend approximately 20 hours per week on Silver Bow business.

Mr. Mork is the majority shareholder, Chief Financial Officer/Director of Silver Bow Antique Aviation. He has been an officer/director of the Company since its formation in 1994. For the past six years, he has been an officer/director of Magellan Capital Corporation; Animal Cloning Sciences, Knickerbocker Capital, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business trans-actions. He will spend approximately 20 hours per month on Silver Bow business.

Mr. Randall Baker is a shareholder, officer and director of Silver Bow Antique Aviation and has been since its inception. For the past six years, he has been an officer/director of Magellan Capital Corporation; Animal Cloning Sciences, Knickerbocker Capital, Apex Capital, Asian Financial and North Star Ventures. Mr. Baker's experience includes twenty years as Executive Vice President with Wm. Mason & Company. Mr. Baker's duties included design/implementation of data systems, responsible for trading, personnel and client relations. Wm. Mason & Co. is an Investment Counseling firm whose client base was $350,000 and
up.   Mr. Baker will spend approximately 20 hours per month on Silver
Bow business.

Mr. Norbert LeBoeuf is a shareholder, officer and director of Silver Bow Antique Aviation. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace.

Significant Employees.

The Company has no employees who are not executive officers.

Item 10.  Executive Compensation.

None.

(1) In April 1994, 936,900 shares of "unregistered" and "restricted" shares of the Company's Common Stock were issued (for services rendered):*

          597,000  Magellan Capital Corporation
          148,500  Dempsey K. Mork       (Officer/Director)
           61,200  Randall A. Baker      (Officer/Director
           73,800  Robert J. Filiatreaux (Outside Consultant)
           55,800  Norbert L. LeBoeuf    (Officer/Director)

*The above stated number of shares are after giving effect to a 900 for 1 forward split of October 15, 1998.

(2) In December 2001, 200,000 shares were issued for services rendered through December 2001, as follows:
        100,000 to Daren C. Holm, the newly elected President/CEO-
Director, and,
        50,000 each to Randall A. Baker and Norbert L. LeBoeuf.


Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

Fair Value of Assets.

FAS No. 121 concerning the impairment of Long Lived Assets, such as Aircraft, provides for an assessment and measurement of these assets. Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. FAS 121 requires that the reporting entity estimate the future cash flows expected from the use of the asset and its eventual disposition. If the result of the expected future cash flows (un-discounted and without interest charges) is less than the carrying amount of the assets, an "IMPAIRMENT LOSS" is recognized. Measurement of an Impairment Loss for those assets (1 aircraft as of the date of these filings--December 31, 2001) should be based on the fair market value of the asset.

                                       Net Book Value     Estimated
Current
Asset Description        Cost Basis   At Dec. 31, 2001    Fair Market
Value
------------------       ----------   ----------------    -------------
----
Piper Lance, 1979         $98,000        $55,979               $75,000*
*Net of Sales commission   ======         ======                ======

In view of the above, there is no "IMPAIRMENT LOSS" ON THE 1979 Piper Lance. For the record, the other Silver Bow aircraft, a 1937 Stearman Boeing PT-37 was sold in the last quarter of fiscal year 2001 for $60,000 (net after $5,000 sales commission), resulting in a $14,287 Gain on the disposition of this asset.


                                    PART F/S
                          Index to Financial Statements
                      Report of Certified Public Accountant

Financial Statements
--------------------
(1) Audited Financial Statements for 12 months year ended December 31,
2001:

    Independent Auditor's Report-
      Balance Sheets at 12/31/2001 and 12/31/2000
      Statements of Operations for Yrs 2001 - 2000
      Statements of Cash Flows for Yrs 2002 - 2000
      Statement of Stockholders' Equity from inception (1994 through 12/31/2001)
      Notes to the Financial Statements

The Board of Directors
Silver Bow Antique Aviation
(A Development Stage Company)
Palm Desert, California


                    INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Silver Bow Antique Aviation (A Development Stage Company), as of December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended.

These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Bow Antique Aviation as of December 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ David M. Winings
 -------------------
 David M. Winings, C.P.A.
 Palm Desert, CA 92211
 March 24, 2003

                  Silver Bow Antique Aviation
                 (a Development Stage Company)
                          BALANCE SHEET

                                     AUDITED               AUDITED
                                   December 31,          December 31,
              ASSETS                   2001                   2000
CURRENT ASSETS:
 Cash                              $    1,924            $    1,924
                                    ---------             ---------
  Total current assets             $    1,924            $    1,924
                                    ---------             ---------
FIXED ASSETS:
 Property and Equipment (Note 3)
  Aircraft net of depreciation     $   55,979            $  127,128
                                    ---------             ---------
TOTAL ASSETS                       $   57,903            $  129,052
                                   ==========            ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Note Payable Aircraft Exp(NOTE 4) $   71,339            $   53,139
 Current Portion Long Term Debt
  3 Yrs Aircraft Mortgage (NOTE 4)     29,400                35,600
 Accrued Mortgage Interest Payable
  On Long Term Mortgage (NOTE 4)       32,040                10,680
 Convertible Promissory Note (NOTE 4)  25,000                20,000
                                    ---------             ---------
  Total current liabilities        $  157,779            $  119,419
                                    ---------             ---------
LONG TERM LIABILITIES:
 AircraftMortgage 10Yr NotePayable $   68,600            $  142,400
                                    ---------             ---------
  Total long term liabilities      $   68,600            $  142,400
                                    ---------             ---------
TOTAL LIABILITIES                  $  226,379            $  261,819
                                    ---------             ---------
SHAREHOLDERS' EQUITY (NOTES 1 & 2)
 Preferred stock, par value $.001;
  1,000 shares authorized; -0-
  shares issued and outstanding    $      -0-            $      -0-
 Common stock, par value $.001;
  99,999,000 shares authorized;
  issued & outstanding 3,190,400
  and 2,990,400 12/31/2001 and 2000     3,190                 2,990
 Paid-in capital                       20,000                   -0-
 Retained earnings(accum deficit)    (191,666)            ( 135,757)
                                   ----------            ----------
TOTAL SHAREHOLDERS' EQUITY         $( 168,476)           $( 132,767)
                                   ----------            ----------
TOTAL LIABILITIES & EQUITY         $   57,903            $  129,052
                                   ==========            ==========

 The accompanying notes are an integral part of these financial statements

                    Silver Bow Antique Aviation
                   (A Development Stage Company)
                      STATEMENT OF OPERATIONS
      For the Twelve Months/Year Ending December 31, 2001 & 2000

                                              AUDITED     AUDITED
                                            December 31,  December 31,
                                                2001      2000
Misc. Income                                 $     -0-   $   2,170
                                              --------    --------
Operating Expenses:

 Interest Expense                            $  21,360   $  10,680

 Admin Support                                   5,000      20,000

 Depreciation (NOTE 3)                          25,436      25,436
 Aircraft Expenses (NOTE 6)                     18,200      55,439
 Services Rendered/Issuance Com Stk Shs            200         -0-
                                              --------    --------
   Total Operating Expenses                  $  70,196   $ 111,555
                                              --------    --------
Income (Loss) From Operations                $( 70,196)  $(109,385)
                                              --------    --------
Other Income/(Expense)
 Gain on sale of aircraft                       14,287         -0-
                                              --------    --------

Net Income (Loss)                            $( 55,909)  $(109,385)
                                              ========    ========

Per share information:

Basic (loss) per common share                  $(0.018)    $(0.037)

Basic weighted average number
 Common Stock shares outstanding              3,040,400   2,990,400
                                              =========   =========

Diluted (loss) per common share                $(0.018)    $(0.037)
                                                ------      ------
Diluted weighted average number
 Common Stock shares outstanding              3,040,400   2,990,400
                                              =========   =========

The accompanying notes are an integral part of these financial statements

                       Silver Bow Antique Aviation
                      (A Development Stage Company)
                         STATEMENT OF CASH FLOWS
             For Twelve Months/Year Ending December 31, 2001 and 2000

                                                   AUDITED   AUDITED
                                                     2001      2000
Cash Flows From Operating Activities
Net income (loss):                               $( 55,909)$(109,385)
Transactions not requiring cash:                  --------  --------
 Depreciation (Note 3)                              25,436    25,436
                                                  --------  --------
(Gain)/loss on sale of 1 aircraft                 ( 14,287)      -0-
Cash provided (used) due to changes in:           --------  --------
 Current assets decrease/(increase); and,
 Current liabilities/(decrease)/increase
  Increase Notes Payable/Operating Expense          18,200    63,819

  Incr./(Decr.)Current Portion Long Term Debt      ( 6,200)   17,800

  Increase Accr.Interest Payable Long Term Debt     21,360       -0-

  Increase Convertible Promissory Note Payable       5,000    20,000
                                                  --------  --------
 Net Incr/(Decr) in Current Assets/Liabilities      38,360   101,619
                                                  --------  --------
 Increase/(decrease) Aircraft Long Term Liability ( 73,800) ( 17,800)
                                                  --------  --------
 Total Incr/(Decr) Current/Long Term Liabilities  ( 35,440)   83,819
                                                  --------  --------
Net cash provided/(used) Operating Activities    $( 80,200) (    130)
                                                  --------  --------
Cash Flows from Investing Activities:
 Cash (used) purchase 2 aircraft                 $     -0-       -0-

 Cash provided from net proceeds sale 1 aircraft    60,000       -0-

 Contribution to Paid in Capital/sale 1 aircraft    20,000       -0-
                                                  --------  --------
Net cash provided (used) Investing Activities    $  80,000       -0-
                                                  --------  --------
Cash Flows from Financing Activities:
 Issuance Common Stock Shares                    $     200       -0-
                                                  --------  --------
Net Cash Increase (Decrease)                     $(    -0-) (    130)
Cash, Beginning of period                            1,924     2,054
                                                  --------  --------
Cash, End of period                              $   1,924 $   1,924
                                                  ========  ========

The accompanying notes are an integral part of these financial statements

              Silver Bow Antique Aviation
             (A Development Stage Company)
           Statement of Stockholders' Equity
For the Years Ended December 31 (From Inception to 2001)

                UNAUDITED YEARS 1994 THRU 1997; AUDITED YEARS 1998 THRU 2001
                                                       ACCUMULATED    TOTAL
                PREF STOCK    COMMON  STOCK  PAID-IN   EARNINGS      NET $
                 SHS $AMT     SHARES   $ AMT $CAPITAL  $ (LOSSES)   (DEFICIT)
                ---- -----  ---------  ----- --------  ----------   ---------
BALANCE AT
 12/31/94        -0-   -0-        -0-    -0-      -0-        -0-         -0-
BALANCE AT
 13/31/95        -0-   -0-        -0-    -0-      -0-        -0-         -0-
ISSUE SHARES AT
 PAR VALUE FOR
 CONSULTING
 SERVICES        -0-   -0-    936,900*   936      -0-   (    936)        -0-
-----------------------------------------------------------------------------
BALANCE AT
 12/31/96        -0-   -0-    936,900    936      -0-   (    936)        -0-
BALANCE AT
 12/31/97        -0-   -0-    936,900    936      -0-   (    936)        -0-
SALES OF
 COMMON STOCK
 FOR CASH,AT
 PAR VALUE,ON
 DEC 30, 1998   -0-   -0-   2,053,500  2,054      -0-        -0-       2,054
-----------------------------------------------------------------------------
BALANCE AT
 12/31/98       -0-   -0-   2,990,400  2,990      -0-   (    936)      2,054
*AFTER 900 FOR 1 FORWARD STOCK SPLIT AUTHORIZED ON OCTOBER 15, 1998.  SHARES
 ISSUED IN 1996 FOR SERVICES RENDERED ARE STATED AT POST SPLIT PAR VALUES.
YR 1999(LOSS)
 FROM OPER.                                             ( 25,436)   ( 25,436)
-----------------------------------------------------------------------------
BAL 12/31/1999  -0-   -0-   2,990,400  2,990      -0-   ( 26,372)   ( 23,382)
YR 2000 (LOSS)
 FROM OPER.                                             (109,385)   (109,385)
-----------------------------------------------------------------------------
BAL 12/31/2000  -0-   -0-   2,990,400  2,990      -0-   (135,757)   (132,767)
 ISSUE SHARES/
  SVCS RENDERED               200,000    200                             200
 PAID-IN CAPITAL
  SALE AICRAFT                                 20,000                 20,000
YR 2001(LOSS)
 FROM OPER.                                             ( 55,909)   ( 55,909)
-----------------------------------------------------------------------------
BAL 12/31/2001  -0-   -0-   3,190,400  3,190   20,000   (191,666)   (168,476)
=============================================================================

The accompanying notes are an integral part of these financial statements

              Silver Bow Antique Aviation
             (A Development Stage Company)
             Notes to Financial Statements
     For The Twelve Months Ended December 31, 2001

GENERAL:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports for year 2001 (March 31, June 30, September 30) and the prior year Silver Bow Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation.

The Company has not commenced operations and has no working capital.

NOTE 1-ORGANIZATION AND BUSINESS PLAN:

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

On December 30, 1998, 2,053,500 shares were sold for cash at the stated par value of $.001 per share. Total shares outstanding at year end 12/31/98 were 2,990,400, with a total value of $2,990.

On September 25, 2001, 200,000 shares were issued at the stated par value of $.001 per share for services rendered through September, 2001:
100,000 shares to Darren Holm, the newly appointed President of the Company and 50,000 shares each to Randall Baker, Secretary and Norm LeBoeuf, Controller.

The total number of Common Stock shares outstanding and issued at year end December 31, 2001 were 3,190,400, total value $3,190.

Preferred Stock.
The original articles of incorporation (April 28, 1994) authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through December 31, 2001, there have been no issuance of Preferred Stock shares, and none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the year ending December 31, 2001, there were 3,190,400 shares of Common Stock issued and outstanding. As of December 31, 2001, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:
The Company currently owns a 1979 Piper Lance Aircraft with a capitalized value of $98,000. Depreciation is calculated on a 7-year (used aircraft life basis), using the straight line depreciation method. Total accumulated depreciation was $42,021 as of December 31, 2001. The 1937 Boeing P-37 Stearman Aircraft was sold during the fourth Quarter of 2001 for $60,000 (net of a $5,000 Sales Commission Expense). A $14,287 net gain was realized on this sale.

NOTE 4 - CURRENT LIABILITIES:
Following are the Current Liabilities due Magellan Capital Corporation:

                                              Amounts due  Amounts due
Category Description                           12/31/00     12/31/01
------------------------------------------    ---------    ---------
Notes payable aircraft operating expenses     $  53,139    $  71,339
Current portion long term debt/note payable      35,600       29,400
Accrued interest long term debt/note payable     10,680       32,040
Convertible promissory note/admin support        20,000       25,000
                                               --------     --------
             TOTAL LIABILITIES                $ 119,419    $ 157,779
                                               ========     ========

The Convertible Promissory Notes of $10,000 per year for Administrative Support for years 1999 and 2000. In mid 2001, this arrangement was terminated. These notes amounting to $25,000 through June 30, 2001 are convertible at a rate of $.05/cents per share at the option of the holder.

NOTE 5.  GOING CONCERN AND INCIDENTAL COSTS:

The Company intends to enter the aircraft brokerage business and is processing an SB2 to register shares.

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commissions have been paid or assumed by Magellan Capital Corporation, the majority shareholder of Silver Bow. This will continue for the foreseeable future.

NOTE 6.  AIRCRAFT EXPENSES SUMMARY BY MAJOR CLASSIFICATION:

                                             AUDITED     AUDITED
                                             Yr 2001     Yr 2000
CATEGORY DESCRIPTION                        $ AMOUNTS   $ AMOUNTS
----------------------------------------    ---------   ---------
Aircraft Fuel                               $   5,500   $   2,155

Operating Supplies and Expense                  3,250       7,502

Office Expenses, Phone and Fax                    400         219

Hangar/Tie-down Fees                            2,100       9,517

Maintenance and Repairs                         3,200      25,701

Advertising, Audit and Legal                    1,050       2,752

Pilot and Flying Services                       2,700       1,918

Miscellaneous/Other Expenses                      -0-       5,675
                                             --------    --------
TOTAL OPERATING EXPENSE                     $  18,200   $  55,439
                                             ========    ========

(b)    List of Exhibits

   3.i  Articles of Incorporation
         incorporated by reference to Form SB-2
   3.ii By-Laws of Silver Bow incorporated by
         reference to Form SB-2
   4.i  Form of Specimen of common stock
        incorporated by reference to Form SB-2
   5    Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350


(B)    REPORTS ON FORM 8-K
          None

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this annual report on Form 10KSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report on Form 10KSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 30, 2003

Silver Bow Antique Aviation

/s/ Darren Holm
------------------------------------
By: Darren Holm, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                  Capacity                   Date
/s/Darren Holm        President/CEO              03/31/03
--------------------     Director
Darren Holm


/s/Dempsey Mork         CFO/Director             03/31/03
--------------------
Dempsey Mork


/s/Norbert Le Boeuf     Controller/Director       03/31/03
--------------------
Norbert Le Boeuf


/s/Randall A. Baker       Director                03/31/03
--------------------
Randall A. Baker

               CERTIFICATIONS

I, Darren Holm, certify that:

1. I have reviewed this annual report on Form 10KSB of Silver Bow Antique Aviation.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 30, 2003

/s/Darren Holm
-------------------------
Darren Holm, President, Chief Executive Officer

                     CERTIFICATION

I, Dempsey Mork, certify that:

1.   I have reviewed this annual report on Form 10KSB of Silver Bow
Antique Aviation

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 30, 2003

/s/Dempsey Mork
--------------------------------
Dempsey Mork, Chief Financial Officer