Form 10QSB
period 2003-03-31
SILVER BOW ANTIQUE AVIATION
filed 2003-10-07
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.

         Commission File Number 000-25997

                         Silver Bow Antique Aviation
      (Exact Name of Small Business Issuer as specified in its Charter)


            Nevada                                    91-1939533
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number


829 Francis Drive, Palm Springs, CA                           92262
(Address of principal executive offices)                     (Zip Code)

(760) 322-9277
(Issuer's telephone number)


               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes X      No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                         3,190,400
Title of Class                            Number of Shares Outstanding
                                                at March 31, 2003
No exhibits included.

                           Silver Bow Antique Aviation
                          (a Development Stage Company)
                                  BALANCE SHEET

                                    March 31,             December 31,
              ASSETS                   2003                  2002
CURRENT ASSETS:
 Cash                              $      -0-            $      -0-
                                    ---------             ---------
  Total current assets             $      -0-            $      -0-
                                    ---------             ---------
FIXED ASSETS (NOTE 3):
 Property/Equipment - Aircraft     $   98,000            $   98,000
  Less Accumulated Depreciation       (59,521)              (56,021)
                                    ---------             ---------
  Net Fixed Assets                 $   38,479            $   41,979
                                    ---------             ---------
TOTAL ASSETS                       $   38,479            $   41,979
                                   ==========            ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities(NOTES 3,4,5,6):
 Note Payable Aircraft Expenses    $   78,056            $   76,038
 Accrued Mortgage Interest Payable
  On Long Term Mortgage                44,290                41,840
 Current Portion Long Term Debt
  4 Yrs Aircraft Mortgage              39,200*               39,200*
 Convertible Promissory Note (NOTE 6)  25,000                25,000
                                    ---------             ---------
  Total current liabilities        $  186,546            $  182,078
                                    ---------             ---------
LONG TERM LIABILITIES (NOTES 3,5):
 Aircraft Mortgage 10Yr Note Paybl $   98,000            $   98,000
  Less 4 Yrs. Current Portion         (39,200)              (39,200)
                                    ---------             ---------
  Net Total long term liabilities  $   58,800            $   58,800
                                    ---------             ---------
TOTAL LIABILITIES                  $  245,346            $  240,878
                                    ---------             ---------
SHAREHOLDERS' EQUITY (NOTES 1 &2):
 Preferred stock, par value $.001;
  1,000 shares authorized; -0-
  shares issued and outstanding    $      -0-            $      -0-
 Common stock, par value $.001;
  99,999,000 shares authorized;
  issued & outstanding 3,190,400        3,190                 3,190
 Paid-in capital                       20,000                20,000
 Retained earnings(accum deficit)    (230,057)            ( 222,089)
                                   ----------            ----------
TOTAL SHAREHOLDERS' EQUITY         $( 206,867)           $( 198,899)
                                   ----------            ----------
TOTAL LIABILITIES & EQUITY         $   38,479            $   41,979
                                   ==========            ==========

 The accompanying notes are an integral part of these financial statements

                             Silver Bow Antique Aviation
                            (A Development Stage Company)
                               STATEMENT OF OPERATIONS
                    For the Three Months & Year to Date Period March 31,

                                 Three Months Ended      Year to Date Ended
                                      March 31,               March 31,
                                 2003           2002        2003      2002
Revenues                      $     -0-      $     -0-   $     -0- $     -0-
                               --------       --------    --------  --------
Operating Expenses:
 Interest Expense (NOTE 5)    $   2,450      $   2,450   $   2,450 $   2,450
 Admin Support                      -0-            -0-         -0-       -0-
 Aircraft Expenses                1,318          1,378       1,318     1,378
 Consulting Services/Expenses       700            -0-         700       -0-
 Depreciation (NOTE 5)            3,500          3,500       3,500     3,500
                                --------       --------    --------  --------
   Total Operating Expenses   $   7,968      $   7,328   $   7,968 $   7,328
                               --------       --------    --------  --------
Income (Loss) From Operations $(  7,968)     $(  7,328)  $(  7,968)$(  7,328)

Other Income/(Expense)              -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net Income (Loss)             $(  7,968)     $(  7,328)  $(  7,968)$(  7,328)
                               ========       ========    ========  ========

Per share information:

Basic (loss) per common share   $(0.002)       $(0.002)    $(0.002)  $(0.002)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding  3,040,400      3,040,400   3,040,400 3,040,400
                               =========      =========   ========= =========

Diluted (loss)per common share  $(0.002)       $(0.002)    $(0.002)  $(0.002)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  3,040,400      3,040,400   3,040,400 3,040,400
                               =========      =========   ========= =========




The accompanying notes are an integral part of these financial statements

                                Silver Bow Antique Aviation
                                  STATEMENT OF CASH FLOWS
                      For Three Months & Year to Date Period March 31,

                                             March 31,           March 31,
                                           2003      2002      2003      2002
<s>                                        <c>        <c.       <c>       <c>
Operating Activities:

 Net income (loss)                     $(  7,968)$(  7,328)$(  7,968)$(  7,328)
 Transactions not requiring cash:
  Depreciation                             3,500     3,500     3,500     3,500

 Cash provided (used) on changes in:
  Current assets/decrease(increases) &
  Current liabilities/ incr./(decr.)-

  Increase Accrued Interest Payable;
    Aircraft Long Term Debt                2,450     2,450     2,450     2,450
  Increase Notes Payable Aircraft Expense  2,018     1,378     2,018     1,378
  Increase Convertible Promissory
    Note Payable                             -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $(    -0-)$(    -0-)$(    -0-)$(    -0-)

Cash provided(used)financing activities      -0-       -0-       -0-       -0-

Cash provided(used)investing activities      -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
Net increase (decrease) in Cash        $(    -0-)$(    -0-)$(    -0-)$(    -0-)

CASH, BEGINNING OF PERIOD                    -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $     -0- $     -0- $     -0- $     -0-
                                        ========  ========  ========  ========



The accompanying notes are an integral part of these financial statements

              Silver Bow Antique Aviation
                    FINANCIAL NOTES
      PERIOD ENDING THREE MONTHS MARCH 31, 2003
General:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended March 31, 2003 should be read in conjunction with the financial statements and notes thereto included in this report and the Silver Bow Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

The total number of Common Stock shares outstanding and issued at year end December 31, 2002 and the quarter ending March 31, 2003 were 3,190,400, with a total value of $3,190.

Preferred Stock.
The original articles of incorporation (April 28, 1994) authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through December 31, 2002 and March 31, 2003, there have been no issuance of Preferred Stock shares, and none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of common stock with a par value of $.001 per share and 1,000 shares of preferred stock, with a par value of $.001 per share. As of March 31, 2003 and the year ending December 31, 2002, there were 3,190,400 shares of common stock issued and outstanding. As of March 31, 2003 and December 31, 2002, no preferred stock were issued and outstanding.

NOTE 3 - FIXED ASSETS:

The Company currently owns a 1976 Piper Lance Aircraft with a capitalized value of $98,000. Depreciation is calculated on a 7-year (used aircraft life basis), using the straight line depreciation method. Total accumulated depreciation as of March 31, 2003 was $59,521 and $56,021 as of December 31, 2002.

NOTE 4 - CURRENT AND LONG TERM LIABILITIES:

Silver Bow's liabilities consist of the following amounts due Magellan Capital Corporation:
                                              Amounts due  Amounts due
                                                3/31/03      12/31/02
Notes payable aircraft operating expenses     $  78,056    $  76,038

Accrued interest long term debt/note payable     44,290       41,840

Current portion long term debt/note payable      39,200       39,200

Convertible promissory note/admin support        25,000       25,000
                                               --------     --------
             TOTAL LIABILITIES                $ 186,546    $ 182,078
                                               ========     ========
<PAGE 7>

NOTE 5. AIRCRAFT LONG TERM 10 YEAR NOTE PAYABLE:

A long term 10 year note payable of $98,000 covered the purchase of a 1976 Piper Aircraft. The aircraft is depreciated over the mandatory 7 year life basis for used aircraft, representing an annual depreciation expense of $14,000 ($3,500 per quarter). The note carries a 10% annual interest rate of 10%, which equates to an annual interest expense of $9,800 ($2,450 per quarter).

NOTE 6.  CONVERTIBLE PROMISSORY NOTE:

The accumulated $25,000 balance on this is a $10,000 per year accrual for Administrative Support Services for a 5-year period (1999-2003). In mid 2001, this arrangement was terminated; the $25,000 represents the accruals to June 30, 2001. These notes are convertible at a rate of $.05/cents per share at the option of the holder.

NOTE 7. GOING CONCERN AND INCIDENTAL COSTS:

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

For the three months ended and the year to date periods ended March 31, 2003 and 2002, the Company did not pursue any financing activities.

For the three months ended and the year to date periods ended March 31, 2003 and 2002, the Company did not pursue any investing activities.

Results of Operations. For the three months ended and the year to date periods ended March 31, 2003 and 2002, the Company has not received any revenues from operations.

General and administrative expenses for the three months ended March 31, 2003 were $7,968 resulting, in a loss from operations of $(7,968).

General and administrative expenses for the three months ended March 31, 2002 were $7,328, resulting in a loss from operations of $(7,328).

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2003 (the evaluation date).

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

Date:    August 22, 2003


By: /s/  Darren Holm,
         President/CEO

               CERTIFICATIONS

I, Darren Holm, certify that:

1.   I have reviewed this quarterly report of Silver Bow Antique
Aviation.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 22, 2003

/s/Darren Holm
-------------------------
Darren Holm, President, Chief Executive Officer

                     CERTIFICATION

I, Dempsey Mork, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Silver Bow Antique Aviation

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 22, 2003

/s/Dempsey Mork
--------------------------------
Dempsey Mork, Chief Financial Officer