Form 10QSB
period 2003-06-30
SILVER BOW ANTIQUE AVIATION
filed 2003-10-07
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                                                   Yes X      No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                         3,190,400
Title of Class                            Number of Shares Outstanding
                                                at June 30, 2003
No exhibits included.

                           Silver Bow Antique Aviation
                          (a Development Stage Company)
                                  BALANCE SHEET

                                     June 30,             December 31,
              ASSETS                   2003                  2002
CURRENT ASSETS:
 Cash                              $      -0-            $      -0-
                                    ---------             ---------
  Total current assets             $      -0-            $      -0-
                                    ---------             ---------
FIXED ASSETS (NOTE 3):
 Property/Equipment - Aircraft     $   98,000            $   98,000
  Less Accumulated Depreciation       (63,021)              (56,021)
                                    ---------             ---------
  Net Fixed Assets                 $   34,979            $   41,979
                                    ---------             ---------
TOTAL ASSETS                       $   34,979            $   41,979
                                   ==========            ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities(NOTES 3,4,5,6):
 Note Payable Aircraft Expenses    $   80,074            $   76,038
 Accrued Mortgage Interest Payable
  On Long Term Mortgage                46,740                41,840
 Current Portion Long Term Debt
  4 Yrs Aircraft Mortgage              39,200*               39,200*
 Convertible Promissory Note (NOTE 6)  25,000                25,000
                                    ---------             ---------
  Total current liabilities        $  191,014            $  182,078
                                    ---------             ---------
LONG TERM LIABILITIES (NOTES 3,5):
 Aircraft Mortgage 10Yr Note Paybl $   98,000            $   98,000
  Less 4 Yrs. Current Portion         (39,200)              (39,200)
                                    ---------             ---------
  Net Total long term liabilities  $   58,800            $   58,800
                                    ---------             ---------
TOTAL LIABILITIES                  $  249,814            $  240,878
                                    ---------             ---------
SHAREHOLDERS' EQUITY (NOTES 1 &2):
 Preferred stock, par value $.001;
  1,000 shares authorized; -0-
  shares issued and outstanding    $      -0-            $      -0-
 Common stock, par value $.001;
  99,999,000 shares authorized;
  issued & outstanding 3,190,400        3,190                 3,190
 Paid-in capital                       20,000                20,000
 Retained earnings(accum deficit)    (238,025)            ( 222,089)
                                   ----------            ----------
TOTAL SHAREHOLDERS' EQUITY         $( 214,835)           $( 198,899)
                                   ----------            ----------
TOTAL LIABILITIES & EQUITY         $   34,979            $   41,979
                                   ==========            ==========

 The accompanying notes are an integral part of these financial statements

                             Silver Bow Antique Aviation
                            (A Development Stage Company)
                               STATEMENT OF OPERATIONS
                    For the 3 and 6 Months Year to Date Period June 30,

                                 Three Months Ended      Year to Date Ended
                                       June 30,               June 30,
                                 2003           2002        2003      2002
Revenues                      $     -0-      $     -0-   $     -0- $     -0-
                               --------       --------    --------  --------
Operating Expenses:
 Interest Expense (NOTE 5)    $   2,450      $   2,450   $   4,900 $   4,900
 Admin Support                      -0-            -0-         -0-       -0-
 Aircraft Expenses                1,318          2,039       2,636     3,417
 Consulting Services/Expenses       700            -0-       1,400       -0-
 Depreciation (NOTE 5)            3,500          3,500       7,000     7,000
                                --------       --------    --------  --------
   Total Operating Expenses   $   7,968      $   7,989   $  15,936 $  15,317
                               --------       --------    --------  --------
Income (Loss) From Operations $(  7,968)     $(  7,989)  $( 15,936)$( 15,317)

Other Income/(Expense)              -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net Income (Loss)             $(  7,968)     $(  7,989)  $( 15,936)$( 15,317)
                               ========       ========    ========  ========

Per share information:

Basic (loss) per common share   $(0.003)       $(0.003)    $(0.005)  $(0.005)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding  3,040,400      3,040,400   3,040,400 3,040,400
                               =========      =========   ========= =========

Diluted (loss)per common share  $(0.003)       $(0.003)    $(0.005)  $(0.005)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  3,040,400      3,040,400   3,040,400 3,040,400
                               =========      =========   ========= =========


The accompanying notes are an integral part of these financial statements








      4>

                                Silver Bow Antique Aviation
                                  STATEMENT OF CASH FLOWS
                      For 3 and 6 Months Year to Date Period June 30,

                                             March 31,           March 31,
                                           2003      2002      2003      2002
Operating Activities:

 Net income (loss)                     $(  7,968)$(  7,989 $( 15,936)$( 15,317)
 Transactions not requiring cash:
  Depreciation                             3,500     3,500     7,000     7,000

 Cash provided (used) on changes in:
  Current assets/decrease(increases) &
  Current liabilities/ incr./(decr.)-

  Increase Accrued Interest Payable;
    Aircraft Long Term Debt                2,450     2,450     4,900     4,900
  Increase Notes Payable Aircraft Expense  2,018     2,039     4,036     3,417
  Increase Convertible Promissory
    Note Payable                             -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $(    -0-)$(    -0-)$(    -0-)$(    -0-)

Cash provided(used)financing activities      -0-       -0-       -0-       -0-

Cash provided(used)investing activities      -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
Net increase (decrease) in Cash        $(    -0-)$(    -0-)$(    -0-)$(    -0-)

CASH, BEGINNING OF PERIOD                    -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $     -0- $     -0- $     -0- $     -0-
                                        ========  ========  ========  ========



The accompanying notes are an integral part of these financial statements

                  Silver Bow Antique Aviation
                        FINANCIAL NOTES
    PERIOD ENDING 3 AND 6 MONTHS YEAR TO DATE JUNE 30, 2003
General:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the 3 and 6 month periods ended June 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report and the Silver Bow Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

The total number of Common Stock shares outstanding and issued at year end December 31, 2002 and the quarter ending June 30, 2003 were 3,190,400, with a total value of $3,190.

Preferred Stock.
The original articles of incorporation (April 28, 1994) authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through December 31, 2002 and June 30, 2003, there have been no issuance of Preferred Stock shares, and none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of common stock with a par value of $.001 per share and 1,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2003 and the year ending December 31, 2002, there were 3,190,400 shares of common stock issued and outstanding. As of June 30, 2003 and December 31, 2002, no preferred stock were issued and outstanding.

NOTE 3 - FIXED ASSETS:

The Company currently owns a 1976 Piper Lance Aircraft with a capitalized value of $98,000. Depreciation is calculated on a 7-year (used aircraft life basis), using the straight line depreciation method. Total accumulated depreciation as of June 30, 2003 was $63,021 and $56,021 as of December 31, 2002.

NOTE 4 - CURRENT AND LONG TERM LIABILITIES:

Silver Bow's liabilities consist of the following amounts due Magellan Capital Corporation:
                                              Amounts due  Amounts due
                                                6/30/03      12/31/02
Notes payable aircraft operating expenses     $  80,074    $  76,038

Accrued interest long term debt/note payable     46,740       41,840

Current portion long term debt/note payable      39,200       39,200

Convertible promissory note/admin support        25,000       25,000
                                               --------     --------
             TOTAL LIABILITIES                $ 191,074    $ 182,078
                                               ========     ========

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

For the 3 and 6 months year to date periods ended June 30, 2003 and 2002, the Company did not pursue any financing activities.

For the 3 and 6 months year to date periods ended June 30, 2003 and 2002, the Company did not pursue any investing activities.

Results of Operations. For the 3 and 6 months year to date periods ended June 30, 2003 and 2002, the Company has not received any revenues from operations.

General and administrative expenses for the three months ended June 30, 2003 were $7,968, resulting in a loss from operations of $(7,968).

General and administrative expenses for the three months ended June 30, 2002 were $7,989, resulting in a loss from operations of $(7,989).


SUBSEQUENT EVENTS.

During the month of August 2003, Silver Bow sold the 1976 Piper
Aircraft. The net proceeds received will be used to pay the expenses of continuing the process of finalizing the SB2 for the registering of stock and to actively pursue the market development set forth in the Company's Plan of Operation as stated in the SB2.

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