Form 10KSB
period 2002-12-31
SILVER BOW ANTIQUE AVIATION
filed 2004-05-20
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.

         Commission File Number 000-25997

                         Silver Bow Antique Aviation
      (Exact Name of Small Business Issuer as specified in its Charter)


            Nevada                                    91-1939533
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number


75-130 Mediterranean, Palm Desert, CA                           92211
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

                                                   Yes X    No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   3,190,400
Title of Class                            Number of Shares Outstanding
                                                at December 31, 2002
No exhibits included.

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

None.

Item 5.    Market for Company's Common Equity and Related Stockholder
Matters

Market Information.   Silver Bow's common stock is not included in the
pink sheets or in the OTC Bulletin Board maintained by the NASD.
Silver Bow plans to apply to the OTC Bulletin Board.

There is no public trading market for Silver Bow's common stock and that there is no guarantee any trading market will develop.

Holders.   The shareholders of record of Silver Bow common stock, as of
December 31, 2002 is 54.

Dividends.   Holders of Silver Bow common stock are entitled to receive such dividends as may be declared by its board of directors.


                            PART II

Item 6.   Management's Discussion and Analysis or Plan of Operation

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

Plan of Operations
Total expenses for the year ending 2002 were approximately $30,423, which includes interest expense of $9,800, aircraft operations expenses of $6,623 and depreciation of $14,000. The cash expenditures of approximately $6,623 were funded by proceeds from cash advances/loans from Magellan Capital Corporation.

Total expenses for the year ending 2001 were approximately $70,196, which includes general and administrative expenses, offset by a gain of $14,287 on the sale of the 1942 Stearman, for a net ($55,909 loss).

For the years ended December 31, 2002 and 2001, advances and loans of $182,078 and $157,779, respectively, were received from Magellan
Capital Corporation.   The specific items and amounts are:

                                         2002         2001
Note Payable/Aircraft expenses         $ 76,038     $ 71,339
Promissory Note payable/Admin Support    25,000       25,000
Note Payable/Mortgage Interest 4 yrs     41,840       32,040
Current Portion of Long Term Debt
   (4 yrs - 1999, 2000, 2001, 2002)      39,200       29,400
                                        -------      -------
   Total Advances/Loans                $182,078     $157,779
                                        =======      =======
The three notes are non-interest bearing, payable in cash on demand, or in Silver Bow common stock based on $.10 per share conversion rate.

Long term debt/10 yr Aircraft mortgage
  6 yrs/2003-2008 as long term debt    $ 58,800     $ 68,600
                                        =======      =======

Terms of the aircraft mortgage are interest at 6% annual rate, payable on January 1 of each year, for a period of 10 years, in cash when due, or in Silver Bow common stock based on a $.10/pershare conversion rate.

The estimated cash expenditures for 2003 of approximately $40,000 ($5,000 Piper Aircraft Operating Expenses and $35,000 for development expenses on the Aircraft Brokerage Business Plan). This will be funded by proceeds from cash advances/loans from Magellan Capital Corporation on the same terms.

Even if we do not sell our aircraft, we can satisfy our cash requirements for the next twelve months with continued cash
advances/loans from Magellan Capital Corporation.   We do not
anticipate having to raise additional funds during that time.

We do not expect to purchase any significant equipment but will continue to try to sell our remaining aircraft for approximately
$90,000 to $100,000.

We do not expect any significant changes in the number of employees in the next twelve months.

Based on our current plan of operations it is anticipated that our monthly operating expenses for the next twelve months will be approximately $10,000 per month, of which $4,000 are cash expenditures. This includes administrative expenses. Marketing expenses are expected
to be $100,000 and are not included in our operating expenditures.   We
will not commence our marketing efforts until after the sale of the
remaining airplane.   The foregoing are merely estimates, and we can
provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

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
75-130 Mediterranean
Palm Desert, CA 92211

     *NOTE: Mr. Dempsey Mork is considered to be beneficial owners as described by 13d-3 (a), and, (b) of regulation 13-D. Neither the Pension Benefit Plan or the Profit Sharing Plan have pending or planned termination dates.

The following table sets forth the shareholdings of the Company's directors and executive officers as of these filings, to wit:

                            Number of Shares
                           Beneficially Owned                Percentage
Name and Address            As of 12/31/2002                 Of Class
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
                               =========                       ======

See the caption "Directors, Executive Officers, Promoters and Control persons", below, Part III, Item 9 for information concerning the officers or other persons in whom the foregoing persons serve with the Company.

Change in Control.

There are no present arrangements or pledges of the Company securities which may result in a change in control of the Company.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

Item 8A   Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2002, of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) of the Exchange
Act), based on the evaluations of the controls and procedures required by paragraph (b) of the Exchange Act Rule 13a-15 or 15d-15. Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases.

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                               Date of       Date of
                                               Election or   Termination or
Name                Positions Held             Designation   Resignation
------------------  ------------------------   -----------   -------------
Daren C. Holm       President/CEO/Director       9/25/2001        -
Dempsey K. Mork     Chief Financial Officer/
                    Director                     9/25/2001        -
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

Mr. Mork is the majority shareholder, Chief Financial Officer/Director of Silver Bow Antique Aviation. He has been an officer/director of the Company since its formation in 1994. For the past seven years, he has been an officer/director of Magellan Capital Corporation; Animal Cloning Sciences, Knickerbocker Capital, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business trans-actions. He will spend approximately 20 hours per month on Silver Bow business.


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

Item 10.  Executive Compensation.

None.

(1) In April 1994, 936,900 shares of "unregistered" and "restricted" shares of the Company's Common Stock were issued (for services rendered):*

          597,600  Magellan Capital Corporation
          148,500  Dempsey K. Mork       (Officer/Director)
           61,200  Randall A. Baker      (Officer/Director
           73,800  Robert J. Filiatreaux (Outside Consultant)
           55,800  Norbert L. LeBoeuf    (Officer/Director)

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


Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

Fair Value of Assets.

FAS No. 121 concerning the impairment of Long Lived Assets, such as Aircraft, provides for an assessment and measurement of these assets. Whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. FAS 121 requires that the reporting entity estimate the future cash flows expected from the use of the asset and its eventual disposition. If the result of the expected future cash flows (un-discounted and without interest charges) is less than the carrying amount of the assets, an "IMPAIRMENT LOSS" is recognized. Measurement of an Impairment Loss for those assets (1 aircraft as of the date of these filings--December 31, 2002) should be based on the fair market value of the asset.

                                       Net Book Value     Estimated Current
Asset Description        Cost Basis   At Dec. 31, 2002   Fair Market Value
------------------       ----------   ----------------    -----------------
Piper Lance, 1979         $98,000        $41,979               $75,000*
*Net of Sales commission   ======         ======                ======

In view of the above, there is no "IMPAIRMENT LOSS" ON THE 1979 Piper Lance. For the record, the other Silver Bow aircraft, a 1942 Stearman Boeing PT-37 was sold in the last quarter of fiscal year 2001 for $60,000 (net after $5,000 sales commission), resulting in a $14,287 Gain on the disposition of this asset.


                                    PART F/S
                          Index to Financial Statements
                      Report of Certified Public Accountant

Financial Statements
--------------------
(1) Audited Financial Statements for 12 months year ended December 31,
2002:

    Independent Auditor's Report-
      Balance Sheets at 12/31/2002 and 12/31/2001
      Statements of Operations for Yrs 2002 - 2001
      Statements of Cash Flows for Yrs 2002 - 2001
      Statement of Stockholders' Equity from inception (1994 through
        12/31/2002).
      Notes to the Financial Statements

The Board of Directors
Silver Bow Antique Aviation
(A Development Stage Company)
Palm Desert, California


                    INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Silver Bow Antique Aviation (A Development Stage Company), as of December 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Bow Antique Aviation as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ David M. Winings
 -------------------
 David M. Winings, C.P.A.
 Palm Desert, CA 92211
 November 30, 2003

                  Silver Bow Antique Aviation
                 (a Development Stage Company)
                          BALANCE SHEET

                                     AUDITED               AUDITED
                                   December 31,          December 31,
              ASSETS                   2002                   2001
CURRENT ASSETS:
 Cash                              $      -0-            $    1,924
                                    ---------             ---------
  Total current assets             $      -0-            $    1,924
                                    ---------             ---------
FIXED ASSETS:
 Property and Equipment (NOTE 3)
  Aircraft net of depreciation     $   41,979            $   55,979
                                    ---------             ---------
TOTAL ASSETS                       $   41,979            $   57,903
                                    =========            ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Note Payable Aircraft Exp(NOTE 4) $   76,038            $   71,339
 Current Portion Long Term Debt
  3 Yrs Aircraft Mortgage (NOTE 4)     39,200                29,400
 Accrued Mortgage Interest Payable
  On Long Term Mortgage (NOTE 4)       41,840                32,040
 Convertible Promissory Note (NOTE 4)  25,000                25,000
                                    ---------             ---------
  Total current liabilities        $  182,078            $  157,779
                                    ---------             ---------
LONG TERM LIABILITIES:
 AircraftMortgage 10Yr NotePayable $   58,800            $   68,600
                                    ---------             ---------
  Total long term liabilities      $   58,800            $   68,600
                                    ---------             ---------
TOTAL LIABILITIES                  $  240,878            $  226,379
                                    ---------             ---------
SHAREHOLDERS' EQUITY (NOTES 1 & 2)
 Preferred stock, par value $.001;
  1,000 shares authorized; -0-
  shares issued and outstanding    $      -0-            $      -0-
 Common stock, par value $.001;
  99,999,000 shares authorized;
  issued & outstanding 3,190,400
  and 2,990,400 12/31/2002 and 2001     3,190                 3,190
 Paid-in capital                       20,000                20,000
 Retained earnings(accum deficit)    (222,089)            ( 191,666)
                                    ---------             ---------
TOTAL SHAREHOLDERS' EQUITY         $( 198,899)           $( 168,476)
                                    ---------             ---------
TOTAL LIABILITIES & EQUITY         $   41,979            $   57,903
                                    =========             =========

 The accompanying notes are an integral part of these financial statements

                    Silver Bow Antique Aviation
                   (A Development Stage Company)
                      STATEMENT OF OPERATIONS
      For the Twelve Months/Year Ending December 31, 2002 & 2001

                                              AUDITED      AUDITED
                                            December 31, December 31,
                                                2002        2001
Misc. Income                                 $     -0-   $     -0-
                                              --------    --------
Operating Expenses:

 Interest Expense                            $   9,800   $  21,360

 Admin Support                                     -0-       5,000

 Depreciation (NOTE 3)                          14,000      25,436
 Aircraft Expenses (NOTE 6)                      6,623      18,200
 Services Rendered/Issuance Com Stk Shs            -0-         200
                                              --------    --------
   Total Operating Expenses                  $  30,423   $  70,196
                                              --------    --------
Income (Loss) From Operations                $( 30,423)  $( 70,196)
                                              --------    --------
Other Income/(Expense)
 Gain on sale of aircraft                          -0-      14,287
                                              --------    --------

Net Income (Loss)                            $( 30,423)  $( 55,909)
                                              ========    ========

Per share information:

Basic (loss) per common share                  $(0.010)    $(0.018)

Basic weighted average number
 Common Stock shares outstanding              3,190,400   3,040,400
                                              =========   =========

Diluted (loss) per common share                $(0.010)    $(0.018)
                                                ------      ------
Diluted weighted average number
 Common Stock shares outstanding              3,190,400   3,040,400
                                              =========   =========

The accompanying notes are an integral part of these financial statements

                       Silver Bow Antique Aviation
                      (A Development Stage Company)
                         STATEMENT OF CASH FLOWS
             For Twelve Months/Year Ending December 31, 2002 and 2001

                                                   AUDITED   AUDITED
                                                     2002      2001
Cash Flows From Operating Activities
Net income (loss):                               $( 30,423)$( 55,909)
Transactions not requiring cash:                  --------  --------
 Depreciation (NOTE 3)                              14,000    25,436
                                                  --------  --------
(Gain)/loss on sale of 1 aircraft                      -0-  ( 14,287)
Cash provided (used) due to changes in:           --------  --------
 Current assets decrease/(increase); and,
 Current liabilities/(decrease)/increase
  Increase Notes Payable/Operating Expense           4,699    18,200

  Incr./(Decr.)Current Portion Long Term Debt        9,800  (  6,200)

  Increase Accr.Interest Payable Long Term Debt      9,800    21,360

  Increase Convertible Promissory Note Payable         -0-     5,000
                                                  --------  --------
 Net Incr/(Decr) in Current Assets/Liabilities      24,299    38,360
                                                  --------  --------
 Increase/(decrease) Aircraft Long Term Liability (  9,800) ( 73,800)
                                                  --------  --------
 Total Incr/(Decr) Current/Long Term Liabilities  ( 14,299) ( 35,440)
                                                  --------  --------
Net cash provided/(used) Operating Activities    $(  1,924) ( 80,200)
                                                  --------  --------
Cash Flows from Investing Activities:
 Cash (used) purchase 2 aircraft                 $     -0-       -0-

 Cash provided from net proceeds sale 1 aircraft       -0-    60,000

 Contribution to Paid in Capital/sale 1 aircraft       -0-    20,000
                                                  --------  --------
Net cash provided (used) Investing Activities    $     -0-    80,000
                                                  --------  --------
Cash Flows from Financing Activities:
 Issuance Common Stock Shares                    $     -0-       200
                                                  --------  --------
Net Cash Increase (Decrease)                     $(  1,924)      -0-
Cash, Beginning of period                            1,924     1,924
                                                  --------  --------
Cash, End of period                              $     -0- $   1,924
                                                  ========  ========

The accompanying notes are an integral part of these financial statements

              Silver Bow Antique Aviation
             (A Development Stage Company)
           Statement of Stockholders' Equity
For the Years Ended December 31 (From Inception to 2002)

                UNAUDITED YEARS 1994 THRU 1997; AUDITED YEARS 1998 THRU 2002
                                                       ACCUMULATED    TOTAL
                PREF STOCK    COMMON  STOCK  PAID-IN    EARNINGS       NET $
                 SHS $AMT     SHARES   $ AMT $CAPITAL  $ (LOSSES)   (DEFICIT)
                ---- -----  ---------  ----- --------  ----------   ---------
BALANCE AT
 12/31/94        -0-   -0-        -0-    -0-      -0-        -0-         -0-
BALANCE AT
 13/31/95        -0-   -0-        -0-    -0-      -0-        -0-         -0-
ISSUE SHARES AT
 PAR VALUE FOR
 CONSULTING
 SERVICES        -0-   -0-    936,900*   936      -0-   (    936)        -0-
-----------------------------------------------------------------------------
BALANCE AT
 12/31/96        -0-   -0-    936,900    936      -0-   (    936)        -0-
BALANCE AT
 12/31/97        -0-   -0-    936,900    936      -0-   (    936)        -0-
SALES OF
 COMMON STOCK
 FOR CASH,AT
 PAR VALUE,ON
 DEC 30, 1998   -0-   -0-   2,053,500  2,054      -0-        -0-       2,054
-----------------------------------------------------------------------------
BALANCE AT
 12/31/98       -0-   -0-   2,990,400  2,990      -0-   (    936)      2,054
*AFTER 900 FOR 1 FORWARD STOCK SPLIT AUTHORIZED ON OCTOBER 15, 1998.  SHARES
 ISSUED IN 1996 FOR SERVICES RENDERED ARE STATED AT POST SPLIT PAR VALUES.
YR 1999(LOSS)                                           ( 25,436)   ( 25,436)
-----------------------------------------------------------------------------
BAL 12/31/1999  -0-   -0-   2,990,400  2,990      -0-   ( 26,372)   ( 23,382)
YR 2000 (LOSS)                                          (109,385)   (109,385)
-----------------------------------------------------------------------------
BAL 12/31/2000  -0-   -0-   2,990,400  2,990      -0-   (135,757)   (132,767)
 ISSUE SHARES/
  SVCS RENDERED               200,000    200                             200
 PAID-IN CAPITAL
  SALE AICRAFT                                 20,000                 20,000
YR 2001(LOSS)                                           ( 55,909)   ( 55,909)
-----------------------------------------------------------------------------
BAL 12/31/2001  -0-   -0-   3,190,400  3,190   20,000   (191,666)   (168,476)
YR 2002 (LOSS)                                          ( 30,423)   ( 30,423)
-----------------------------------------------------------------------------
BAL 12/31/2002  -0-   -0-   3,190,400  3,190   20,000   (222,089)   (198,899)
=============================================================================

The accompanying notes are an integral part of these financial statements

              Silver Bow Antique Aviation
             (A Development Stage Company)
             Notes to Financial Statements
     For The Twelve Months Ended December 31, 2002

GENERAL:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2002 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports for year 2002 (March 31, June 30, September 30) and the prior year Silver Bow Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

The total number of Common Stock shares outstanding and issued at year end December 31, 2002, and 2001, were 3,190,400, total value $3,190.

Preferred Stock.
The original articles of incorporation (April 28, 1994) authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through December 31, 2002, there have been no issuance of Preferred Stock shares, and none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the year ending December 31, 2002, there were 3,190,400 shares of Common Stock issued and outstanding. As of December 31, 2002, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:
The Company currently owns a 1979 Piper Lance Aircraft with a capitalized value of $98,000. Depreciation is calculated on a 7-year (used aircraft life basis), using the straight line depreciation method. Total accumulated depreciation was $56,021 as of December 31, 2002. The Boeing PT-37 Stearman Aircraft was sold during the fourth Quarter of 2001 for $60,000 (net of a $5,000 Sales Commission Expense). A $14,287 net gain was realized on this sale.

NOTE 4 - CURRENT LIABILITIES:
Following are the Current Liabilities due Magellan Capital Corporation:

                                              Amounts due  Amounts due
Category Description                           12/31/02     12/31/01
------------------------------------------    ---------    ---------
Notes payable aircraft operating expenses     $  76,038    $  71,339
Current portion long term debt/note payable      39,200       29,400
Accrued interest long term debt/note payable     41,840       32,040
Convertible promissory note/admin support        25,000       25,000
                                               --------     --------
             TOTAL LIABILITIES                $ 182,078    $ 157,779
                                               ========     ========

Convertible Promissory Notes of $10,000 per year are for Administrative Support for years 1999 and 2000. In mid 2001, this arrangement was terminated. These notes amounting to $25,000 through June 30, 2001 are convertible at a rate of $.05/cents per share at the option of the holder.

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

NOTE 6.  AIRCRAFT EXPENSES SUMMARY BY MAJOR CLASSIFICATION:

                                             AUDITED     AUDITED
                                             Yr 2001     Yr 2002
CATEGORY DESCRIPTION                        $ AMOUNTS   $ AMOUNTS
----------------------------------------    ---------   ---------
Aircraft Fuel                               $   5,500   $     670

Operating Supplies and Expense                  3,250         365

Office Expenses, Phone and Fax                    400         330

Hangar/Tie-down Fees                            2,100         915

Maintenance and Repairs                         3,200       2,364

Advertising, Audit and Legal                    1,050         275

Pilot and Flying Services                       2,700       1,200

Miscellaneous/Other Expenses                      -0-         504
                                             --------    --------
TOTAL OPERATING EXPENSE                     $  18,200   $   6,623
                                             ========    ========

(b)    List of Exhibits

   3.i  Articles of Incorporation
         incorporated by reference to Form SB-2
   3.ii By-Laws of Silver Bow incorporated by
         reference to Form SB-2
   4.i  Form of Specimen of common stock
        incorporated by reference to Form SB-2
31	  302 certification
32   906 certification



(B)    REPORTS ON FORM 8-K
          None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Silver Bow incurred aggregate fees and expenses of approximately $200 from David M. Winings, C.P.A. for the fiscal years 2002 annual audit and for review of Silver Bow's financial statements
included in its Forms 10-QSB for the 2002 fiscal year.    The fees for
the fiscal year 2002 and through the first quarter of 2003 were included in its former parent's accounting and audit fees expense.

Tax Fees.   Silver Bow did not incur any tax fees to David M. Winings,
C.P.A. for the fiscal years 2002 and 2001 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   During the 2002 fiscal year, Silver Bow incurred
aggregate fees and expenses of $0 from David M. Winings, C.P.A.
for services involving the filing of the registration statements. Audit-related fees and expenses were for the audit of Silver Bow
accounting consultation and consents.    Other fees and expenses were
primarily for tax compliance and tax consultation.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2002 and 2001 were approved by the Board of Directors pursuant to its policies and procedures. Silver Bow intends to continue using David M. Winings, C.P.A. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    May 20, 2004

Silver Bow Antique Aviation

/s/ Darren Holm
------------------------------------
By: Darren Holm, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                  Capacity                   Date
/s/Darren Holm          President/CEO              5/17/04
--------------------      Director
Darren Holm


/s/Dempsey Mork         CFO/Director               5/17/04
--------------------
Dempsey Mork

/s/Norbert LeBoeuf     Controller/Director         5/17/04
--------------------
Norbert LeBoeuf