Form 10QSB
period 2003-09-30
SILVER BOW ANTIQUE AVIATION
filed 2004-05-21
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

                                                   Yes X      No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                         3,190,400
Title of Class                            Number of Shares Outstanding
                                                at September 30, 2003
No exhibits included.

Item 1.  Financial Statements
                           Silver Bow Antique Aviation
                          (A Development Stage Company)
                                  BALANCE SHEET

                                   September 30,         December 31,
                                       2003                  2002
                                    ---------             ---------
              ASSETS                   2003                  2002
CURRENT ASSETS: (Note 7)
 Note Receivable/Cash Advances     $   43,100            $      -0-
                                    ---------             ---------
  Total current assets             $   43,100            $      -0-
FIXED ASSETS (NOTE 3):              ---------             ---------
 Property/Equipment - Aircraft     $      -0-		   $   98,000
  Less Accumulated Depreciation     (     -0-)            (  56,021)
                                    ---------             ---------
  Net Fixed Assets		     $      -0- 		   $   41,979
                                    ---------             ---------
TOTAL ASSETS                       $   43,100            $   41,979
                                   ==========            ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities (NOTES 4,5,6)
 Note Payable Aircraft Expenses    $   80,074            $   76,038
 Note Payable Cash Advances            50,000                   -0-
 NP Mortgage Interest Expense          46,740                41,840
 NP Current A/C Mortgage (NOTE 5)      12,182                39,200
 Convertible Promissory Notes(NOTE6)   25,000                25,000
                                    ---------             ---------
  Total Current Liabilities        $  213,996            $  182,078
LONG TERM LIABILITIES (NOTE 5):     ---------             ---------
 Aircraft Mortgage 10Yr Note Paybl $      -0-            $   98,000
  Less 4 Yrs. Current Portion             -0-               (39,200)
                                    ---------             ---------
  Net Total Long Term Liabilities  $      -0-            $   58,800
                                    ---------             ---------
TOTAL LIABILITIES                  $  213,996            $  240,878
SHAREHOLDERS' EQUITY(NOTES 1,2):    ---------             ---------
 Preferred stock, par value $.001;
  1,000 shares authorized; -0-
  shares issued and outstanding    $      -0-            $      -0-
 Common stock, par value $.001;
  99,999,000 shares authorized;
  issued & outstanding 3,190,400        3,190                 3,190
 Paid-in capital                       20,000                20,000
 Retained earnings(accum deficit)    (194,086)            ( 222,089)
                                   ----------            ----------
TOTAL SHAREHOLDERS' EQUITY         $( 170,896)           $( 198,899)
                                   ----------            ----------
TOTAL LIABILITIES & EQUITY         $   43,100            $   41,979
                                   ==========            ==========

 The accompanying notes are an integral part of these financial statements

                         Silver Bow Antique Aviation
                         (Development Stage Company)
                           STATEMENT OF OPERATIONS
          For the 3 and 9 Months Year to Date Period September 30

                                 Three Months Ended      Year to Date Ended
                                    September 30,           September 30,
                                 2003           2002       2003      2002
                               --------       --------    --------  --------
Revenues                      $     -0-      $     -0-   $     -0- $     -0-
                               --------       --------    --------  --------
Oper. Expenses
 Interest Expense             $     -0-      $   2,450   $   4,900 $   7,350
 Aircraft Expenses                  -0-          2,039       2,536     5,456
 Consulting Svcs/Computing          -0-            -0-       1,500       -0-
 Depreciation                       -0-          3,500       7,000    10,500
                               --------       --------    --------  --------
   Total Operating Expenses   $     -0-      $   7,989   $  15,936 $  23,306
New Business Develop Exp(NOTE 7)  6,900            -0-       6,900       -0-
                               --------       --------    --------  --------
Income (Loss) From Operations $(  6,900)     $(  7,989)  $( 22,836)$( 23,306)

Other Income(Expense)(NOTE 3)    50,839            -0-      50,839       -0-
                               --------       --------    --------  --------
Net Income (Loss)             $  43,939      $(  7,989)  $  28,003 $( 23,306)
                               ========       ========    ========  ========

Per share information:

Basic (loss) per common share   $ 0.114        $(0.003)    $ 0.092   $(0.077)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding  3,040,400      3,040,400   3,040,400 3,040,400
                               =========      =========   ========= =========

Diluted (loss)per common share  $ 0.114        $(0.003)    $ 0.092   $(0.077)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  3,040,400      3,040,400   3,040,400 3,040,400
                               =========      =========   ========= =========




The accompanying notes are an integral part of these financial statements

                                Silver Bow Antique Aviation
                                  STATEMENT OF CASH FLOWS
                    For 3 and 9 Months Year to Date Period September 30

                                            September 30,       September 30,
                                           2003      2002      2003      2002
                                         -------   -------   -------   -------
Operating Activities:

 Net income (loss)                     $  43,939 $(  7,989 $  28,003 $( 23,306)
 Transactions not requiring cash:
  Depreciation-current provision             -0-     3,500     7,000    13,500
  <Credit/recapture depreciation>        (63,021)      -0-   (63,021)      -0-

 Cash provided (used) on changes in:
  Current/fixed assets decr.(incr.)-
   (Incr.) balance NR cash Advances      (43,100)      -0-   (43,100)      -0-
   Decr. fixed assets/sale of plane       98,000       -0-    98,000       -0-

  Current/LT liabilities incr.(decr.)-
   Incr. Note Payable/Aircraft Expenses      -0-     2,039     4,036     5,456
   Incr. Note Payable/Cash Advances       50,000       -0-    50,000       -0-
   Incr. Note Payable/Accrued Int. Exp.      -0-     2,450     4,900     7,350
   (Decr.) Note Payable/Bal. Current LTD (27,018)      -0-   (27,018)      -0-
   (Decr.) Note Payable/LTD Over 1 year  (58,000)      -0-   (58,000)      -0-
                                         -------   -------   -------   -------
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                         $     -0-  $    -0-  $    -0-  $    -0-
                                         -------   -------   -------   -------
Cash provided(used)financing activities      -0-       -0-       -0-       -0-

Cash provided(used)investing activities      -0-       -0-       -0-       -0-
                                         -------   -------   -------   -------
Net increase (decrease) in Cash        $     -0- $     -0- $     -0- $     -0-

CASH, BEGINNING OF PERIOD                    -0-       -0-       -0-       -0-
                                         -------   -------   -------   -------
CASH, END OF PERIOD                    $     -0- $     -0- $     -0- $     -0-
                                         =======   =======   =======   =======










The accompanying notes are an integral part of these financial statements

                  Silver Bow Antique Aviation
                        FINANCIAL NOTES
  PERIOD ENDING 3 AND 9 MONTHS YEAR TO DATE SEPTEMBER 30, 2003

General:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the 3 and 9 month periods ended September 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, the prior quarterly reports on Form 10QSB for the periods ending March 31, June 30 and September 30, 2003, and the Silver Bow Annual Report on Form 10KSB for year ended December 31, 2002.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. Results for the interim period are not necessarily indicative of trends or results to be expected for a full year.

NOTE 1-ORGANIZATION:

The Company was organized under the laws of the State of Nevada on April 28, 1994 under the name of Silver Bow Antique Aviation. The Company was incorporated to engage in any lawful activities.

The Company's articles initially authorized 1,000 shares of Preferred Stock and 10,000 shares of Common Stock, both at a par value of $.001 per share.

During 1996, certain consulting services were rendered to the Company by the majority stockholder, Magellan Capital Corporation, (a Nevada Corporation doing business in California) and 4 other individuals. The value of such services were at the stated par value for 1,041 shares issued on July 15, 1996 and have been stated on the Balance sheet, the Statement of Operations and the Cash Cash Flow Statement at $936, which amounts reflect the par value of the original issue on the date of the 900 for 1 forward stock split on the 1,041 shares. Revised number of shares issued and outstanding after the foregoing split were 936,900, with a total value of $936.00.

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

The total number of Common Stock shares outstanding and issued at year end December 31, 2002 and the quarter ending September 30, 2003 were 3,190,400, with a total value of $3,190.

Preferred Stock.
The original articles of incorporation (April 28, 1994) authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through December 31, 2002 and September 30, 2003, there have been no issuance of Preferred Stock shares, and none are outstanding.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of common stock with a par value of $.001 per share and 1,000 shares of preferred stock, with a par value of $.001 per share. As of September 30, 2003 and the year ending December 31, 2002, there were 3,190,400 shares of common stock issued and outstanding. As of September 30, 2003 and December 31, 2002, no preferred stock was issued and outstanding.

NOTE 3-FIXED ASSETS:

The 1976 Piper Lance Aircraft with a capitalized value of $98,000 was sold in 3RD Quarter of Fiscal Year 2003 for a net proceeds of $85,818, resulting in a net book (loss) of $12,182. This was offset by the credit of $63,021 for the recapture of the accumulated depreciation amounting to $63,021 at June 30, 2003, for an overall net P&L Income pickup of $50,839 for the 3RD Quarter ending September 30, 2003. Depreciation was calculated on a 7-year/used aircraft life basis, using the straight line
depreciation method.   Accumulated depreciation as of June 30, 2003 was
$63,021 and $56,021 as of December 31, 2002.

NOTE 4-CURRENT LIABILITIES:

Silver Bow's liabilities consist of the following due Orion USA, Inc.:

                                                 Amounts due  Amounts due
                                                   9/30/03      12/31/02
                                                  ---------    ---------
Notes payable aircraft operating expenses         $  80,074    $  76,038
Notes payable for cash advances for development
 of Silver Bow's new business (SEE NOTE 7)           50,000          -0-
Notes payable accrued interest aircraft mortgages    46,740       41,840
Note payable remaining balance due Piper mortgage
 (see NOTE 5)                                        12,182       39,200
Convertible promissory note/admin support            25,000       25,000
                                                   --------     --------
             TOTAL LIABILITIES                    $ 213,996    $ 182,078
                                                   ========     ========

NOTE 5-AIRCRAFT NOTE PAYABLE BALANCE AT September 30, 2003 $12,182;

The Piper Aircraft was sold for a net of $85,818 which was applied to the June 30, 2003 unpaid balance of the original $98,000 purchase price. This left a balance of $12,182 due on the aircraft mortgage for the 1976 Piper Aircraft. The aircraft is depreciated over the mandatory
7 year life basis for used aircraft, representing an annual depreciation expense of $14,000 ($3,500 per quarter). The note carries a 10% annual interest rate of 10%, which equates to an annual interest expense of $9,800 ($2,450 per quarter).

NOTE 6-CONVERTIBLE PROMISSORY NOTES:

The accumulated $25,000 balance is for the $10,000 per year accrual of Administrative Support Services on a 5-year period 1999-2003. In mid 2001, this arrangement was terminated; the $25,000 represents accruals to June 30, 2001. These notes are convertible at a rate of $.05/cents per share of Silver Bow Common Stock at the option of the holder, which would equate to 500,000 shares.

NOTE 7-IMPLEMENTATION OF AIRCRAFT BROKERAGE BUSINESS:

During the 3RD Quarter ending September 30, 2003, the Company started the implementation phase of its aircraft brokerage business. A loan for $50,000 was received from the majority shareholder, Dempsey Mork, secured by a Note Payable to Orion USA, Inc.; $6,900 was used to pay operating expenses for the start of this phase. Our primary efforts consisted of continuing the following activities which we highlighted in the Silver Bow December 31, 2002 Annual Report on Form 10KSB:

1.	Development of our Website.
2.	Investigating charter recruitment and user requirement materials.
3.	Refining database procedures of charter operators for mailings.
4.	Preparation of listings of corporate charter travel agents who know users of air charter services and mail recruitment data.
   5. Determine the best approach to use in telemarketing to charter operators and corporate charter travel agents.

After we have fully satisfied ourselves that we will have a good chance of succeeding in our business venture, we will place ads in appropriate newspapers, magazines and telephone yellow pages.

NOTE 8-GOING CONCERN AND INCIDENTAL COSTS:

The Company intends to enter the aircraft brokerage business and is processing an SB2 to register shares.

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commissions have been paid or assumed by Orion USA, Inc. and/or the officers/ directors of Silver Bow and will continue for the foreseeable future.

Item 2. Managements' Discussion and Analysis of Results of Operations and Financial Condition.

The Company has commenced the implementation phase of its Aircraft Brokerage Business. Silver Bow currently has a negative working capital of <$70,196>, consisting of a $43,100 remaining balance on its Promissory Cash Advance Notes Receivable, offset by the total of $213,996 in Current Liabilities.

Capital and Source of Liquidity.
Silver Bow does not expect to purchase any plant or significant equipment.

For the 3 and 9 months year to date periods ended September 30, 2003 and 2002, the Company did not pursue any financing activities, other than the item noted in the 1ST paragraph of this comment section, as shown above.

For the 3 and 9 months year to date periods ended September 30, 2003 and 2002, the Company did not pursue any investing activities.

Results of Operations. For the 3 and 9 months year to date periods ended September 30, 2003 and 2002, the Company has not received any revenues from operations.

General and administrative expenses for the three months ended September 30, 2003 were $6,900, resulting in a loss from operations Of <$6,900>. Offsetting this loss, was the other income credit of $50,839 relating to the sale of the Piper Aircraft, for an overall net income of $43,939.

General and administrative expenses for the three months ended
September 30, 2002 were $7,989, resulting in a loss from operations of $(7,989).

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls.

                    PART II
               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          Silver Bow is not subject to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.

           No matters were submitted to a vote of the security holders

ITEM 5.  OTHER INFORMATION.

           Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibit 31   302 Certification
           Exhibit 32   906 Certification

(b)         None

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 17, 2004

By: /s/  Darren Holm,
         President