Form 10KSB
period 2003-12-31
SILVER BOW ANTIQUE AVIATION
filed 2004-05-21
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the period ended December 31, 2003

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

                                                   Yes X    No

               Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value                                   3,190,400
Title of Class                            Number of Shares Outstanding
                                                at December 31, 2003
No exhibits included.

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

Item 2.  Description of Property.

The Company acquired two aircraft from Mr. Dempsey Mork, the majority stockholder; a 1942 Stearman purchased by Mr. Mork in 1994 for $80,000 and a 1979 Piper Lance purchased by Mr. Mork in 1997 for $98,000. Both aircraft were transferred at Mr. Mork's original cost basis. The 1942 Stearman was sold in 2001 for $65,000, less a $5,000 sales commission. The 1979 Piper Lance was sold in July, 2003 for a net proceeds of $85,818, which was used to liquidate the original amount of the loan of $98,0000 since no payments had been made on the loan. The recorded loss on the disposition of this aircraft of $12,182 was offset by the income credit gain on the recapture of the accumulated depreciation of $63,021, per the June 30, 2003 Balance Sheet. During the third quarter of 2004, the majority stockholder of Silver Bow, Dempsey Mork, set up a $50,000 Deposit Cash/Advances-New Business Development for the funding of the Aircraft Brokerage/Leasing business that Silver Bow intends to enter and is processing an SB 2 to register shares.

The Company Headquarters are located in Palm Springs, California and are furnished by Mr. Daren Holm, President/CEO.

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

Holders.   The shareholders of record of Silver Bow common stock, as of
December 31, 2003 is 54.

Dividends.   Holders of Silver Bow common stock are entitled to receive such dividends as may be declared by its board of directors.

                            PART II

Item 6.  Management Discussion and Analysis or Plan of Operation.

Silver Bow sold their remaining aircraft, a 1979 Piper Lance in July, 2003 and used the proceeds to pay off the $98,000 original amount of the loan; no annual payments had been made on the note. The net proceeds were $85,818. The transaction resulted in a $<12,182> loss on the disposition of the aircraft, offset by a Credit for the recapture of accumulated depreciation of $63,021, which resulted in a Net Other Income of $50,839. The majority stockholder, Dempsey Mork/Magellan Capital Corporation has set up a $50,000 Deposit Cash/Advances New Business Development to fund the Aircraft Brokerage Leasing business that Silver Bow intends to enter and is processing an SB2 to register Shares.

Specifically funds are needed to develop our web site and to introduce our service to both charter customers and charter operators. The minimum amount needed for this purpose is approximately $30,000.

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

Plan of Operations
Total expenses for the year ending 2003 were $28,261; $14,536 for 6 months of Aircraft Expenses to 6/30/03, and $13,725 for New Business Development for the last six months of fiscal year 2003. Aircraft expenses through 6/30/03 consisted of interest expense of $4,900, aircraft operations expenses of $2,636 and depreciation of $7,000. The cash expenditures of $16,361 were partially funded in the amount of $12,325 from the Cash Deposit/Advances of $50,000 made to Silver Bow by the majority stockholder, Mr. Dempsey K. Mork/Magellan Capital Corporation and an additional $4,036 on the Note Payable/Aircraft Operations Expenses. Offsetting the Total Operating Expenses of $28,261 was a Net Other Income of $50,839 realized on the sale of the 1979 Piper Aircraft, consisting of a $<$12,182> loss on the sale of the aircraft, and a Credit of $63,021 for the recapture of depreciation.

Total expenses for the year ending 2002 were $30,423, which includes $6,623 for Aircraft Expenses, $9,800 in Interest Expense and $14,000 in Depreciation.

For the years ended December 31, 2003 and 2002, the total amounts owing on the Company's Notes Payable for Advances/Loans from the majority shareholder, Dempsey Mork/Magellan Capital Corporation were as follows:

                                         2002         2003
Note Payable/Aircraft expenses         $ 76,038     $ 84,074 (A)
Promissory Note payable/Admin Support    25,000       25,000 (A)
Note Payable/Mortgage Interest 4 yrs     41,840       46,740 (A)
Current Year Portion of Long Term Debt   39,200       12,182
Note Payable/$50,000 Cash Deposit           -0-       50,000 (A)
                                        -------      -------
   Total Advances/Loans                $182,078     $213,996
                                        =======      =======
(A)
The above four notes are non-interest
bearing, payable in cash on demand,
or in Silver Bow common stock based
on $.10 per share conversion rate.

Current Yr Portion/of Long term debt   $ 39,200     $ 12,182
  6 yrs/2003-2008 as long term debt      58,800          -0-
                                         ------       ------
    TOTAL AMOUNT DUE                   $ 98,000     $ 12,182
                                         ======      =======

The estimated cash expenditures for 2004 are estimated at $25,000; $12,600 for development expenses on the Aircraft Brokerage Business Plan, and an average of $1,000 per month on starting the Marketing $100,000 Project. This will be funded by usage of the Deposit Cash Advances Account of $50,000, which had a remaining balance of $37,675 at the end of fiscal year December 31, 2003.

We do not expect any significant changes in the number of employees in the next twelve months.

Based on our current plan of operations it is anticipated that our monthly operating expenses for year 2004 will be approximately $2,000 per month, which are all cash expenditures. This includes limited administrative expenses. Marketing expenses are expected to be $100,000 and are not included in our operating expenditures. We will continue marketing efforts on an exploratory basis. The foregoing are merely estimates. We can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

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

Item 7.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 3,190,440 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                Number of Shares       Percentage
Name and address               Beneficially Owned       of Class
-----------------------------  ------------------      ----------
*Magellan Capital Corporation       597,600              18.73%
829 Francis Drive
Palm Springs, CA 92262
*Magellan Capital Corporation       900,000              28.21%
Pension Benefit Plan and Trust
829 Francis Drive
Palm Springs, CA 92262
*Magellan Capital Corporation
Profit Sharing Plan and Trust       900,000              28.21%
829 Francis Drive
Palm Springs, CA 92262
Dempsey K. Mork                     148,500               4.65%
829 Francis Drive
Palm Springs, CA 92262            ---------              ------
      SUB TOTALS                 *2,546,100             *79.80%
                                  =========              ======

KNC INVESTMENTS INC/N L LeBoeuf     105,800               3.32%
829 Francis Drive
Palm Springs, CA 92262

Daren Holm                          100,000               3.13%
75-130 Mediterranean
Palm Desert, CA 92211

Mr. Randall Baker, Secretary left the Company in January 2002.
Mr. Norbert LeBoeuf assumed the duties of Secretary in addition to being the Controller for Silver Bow.

     *NOTE: Mr. Dempsey Mork is considered to be a beneficial owner as described by 13d-3 (a), and, (b) of regulation 13-D. Neither the Pension Benefit Plan or the Profit Sharing Plan have pending or planned termination dates.

The following table sets forth the shareholdings of the Company's directors and executive officers as of these filings, to wit:

                            Number of Shares
                           Beneficially Owned                Percentage
Name and Address            As of 12/31/2004                  Of Class
-------------------------  ------------------                ----------
Dempsey K.Mork/Prior Page     *2,546,100                      *79.80%
829 Francis Drive
Palm Springs, CA 92262

KNC INVESTMENTS, INC. and
Norbert L. LeBoeuf               105,800                        3.32%
829 Francis Drive
Palm Springs, CA 92262

Daren C. Holm                    100,000                        3.13%
75-130 Mediterranean
Palm Desert, CA 92211
                               ---------                       ------
     TOTALS                    2,751,900                       86.25%
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

ITEM 8A    CONTROLS and PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of December 31, 2003, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.


                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                               Date of       Date of
                                               Election or   Termination or
Name                Positions Held             Designation   Resignation
------------------  ------------------------   -----------   -------------
Darren C. Holm       President/CEO/Director       9/25/2001        -

Dempsey K. Mork     Chief Financial Officer/
                    Director                     9/25/2001        -

Norbert L. LeBoeuf  Controller/Director          6/30/1996        -
                    Became Secretary due to
                    R. Baker departure Jan/02

Business Experience of Directors/Executive Officers:

Mr. Darren Holm was elected President/CEO and Director of Silver Bow Antique Aviation in September 2001. His educational background includes Ambulance and Emergency Care, Georgia College through 1984; A.S. Respiratory Care through June 1985, and, A.S. EMS Systems Management at
Davenport College of Business through December 1985.   Business
experience includes 13 years with Springs Ambulance/American Medical Response as Paramedic/Field Training Officer; three years as Medical Division Manager with Desert Airlines, (an aero-medical transport company); and, 3 years with Airstar Service International--1 year Medical Operations/Office Manager and 2 years as General Manager. Mr. Holm will spend approximately 20 hours per week on Silver Bow business.

Mr. Mork is the majority shareholder, Chief Financial Officer/Director of Silver Bow Antique Aviation. He has been an officer/director of the Company since its formation in 1994. For the past six years, he has been officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Knickerbocker Capital, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business trans-actions. He will spend approximately 20 hours per month on Silver Bow business.

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

Item 10.  Executive Compensation.

None.

(1) In April 1994, 936,900 shares of "unregistered" and "restricted" shares of the Company's Common Stock were issued (for services rendered):*

          597,600  Magellan Capital Corporation
          148,500  Dempsey K. Mork       (Officer/Director)
           61,200  Randall A. Baker      (Officer/Director
                    Mr. Baker left the Company in January, 2002.
           73,800  Robert J. Filiatreaux (Outside Consultant)
           55,800  Norbert L. LeBoeuf    (Officer/Director)

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


Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.


                                    PART F/S
                          Index to Financial Statements
                      Report of Certified Public Accountant


Financial Statements
--------------------
(1) Audited Financial Statements for 12 months year ended December 31,
2003:

    Independent Auditor's Report-

      Balance Sheets at 12/31/2003 and 12/31/2002

      Statements of Operations for Yrs 2003 - 2002

      Statements of Cash Flows for Yrs 2003 - 2002

      Statement of Stockholders' Equity from inception (1994 through 12/31/2003).

      Notes to the Financial Statements

The Board of Directors
Silver Bow Antique Aviation
(A Development Stage Company)
Palm Springs, California


                    INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Silver Bow Antique Aviation (A Development Stage Company), as of December 31, 2003 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Bow Antique Aviation as of December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ David M. Winings
 -------------------
 David M. Winings, C.P.A.
 Palm Desert, CA 92211
 May 3, 2004

                  Silver Bow Antique Aviation
                 (a Development Stage Company)
                          BALANCE SHEET

                                     AUDITED               AUDITED
                                   December 31,          December 31,
              ASSETS                   2003                   2002
CURRENT ASSETS: (Note 5)
 Deposit Cash/New Business Oper.  $   37,675            $        0
                                    ---------             ---------
  Total current assets             $   37,675            $        0
                                    ---------             ---------
FIXED ASSETS: (Note 3)
 Property/Equipment-Piper Aircraft $        0            $   98,000
  Less Accumulated Depreciation             0            $<  56,021>
                                    ---------             ---------
 Net Fixed Assets                  $        0            $   41,979
                                    ---------             ---------
TOTAL ASSETS                       $   37,675            $   41,979
                                    =========            ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:(Notes 4)
 Note Payable Aircraft Oper. Exp.  $   80,074            $   76,038
 Note Payable/Cash Advances            50,000                     0
 NP Mortgage Interest Expense          46,740                41,840
 NP Mortgage Piper AC Current Portion  12,182                39,200
 NP Convertible Promissory Notes       25,000                25,000
                                    ---------             ---------
  Total current liabilities        $  213,996            $  182,078
                                    ---------             ---------
LONG TERM LIABILITIES: (Note 3)
 NP Mortgage Piper AC 10 Yr Note   $        0            $   98,000
  Less 4 Yrs Current Portion                0             <  39,200>
                                    ---------             ---------
   Net Total Long Term Liabilities $        0            $   58,800
                                    ---------             ---------
TOTAL LIABILITIES                  $  213,996            $  240,878
                                    ---------             ---------
SHAREHOLDERS' EQUITY (NOTES 1 & 2)
 Preferred stock, par value $.001;
  1,000 shares authorized; -0-
  shares issued and outstanding    $      -0-            $      -0-
 Common stock, par value $.001;
  99,999,000 shares authorized;
  issued & outstanding 3,190,400        3,190                 3,190
 Paid-in capital                       20,000                20,000
 Retained earnings<Accum deficit>   < 199,511>            < 222,089>)
                                    ---------             ---------
TOTAL SHAREHOLDERS' EQUITY         $< 176,321>           $< 198,899>
                                    ---------             ---------
TOTAL LIABILITIES & EQUITY         $   37,675            $   41,979
                                    =========             =========

 The accompanying notes are an integral part of these financial statements

                   Silver Bow Antique Aviation
                   (A Development Stage Company)
                      STATEMENT OF OPERATIONS
      For the Twelve Months/Year Ending December 31, 2003 & 2002

                                              AUDITED      AUDITED
                                            December 31,  December 31,
                                                2003        2002
Misc. Income                                 $     -0-   $     -0-
                                              --------    --------
Operating Expenses:
 Interest Expense                            $   4,900   $   9,800

 Admin Support                                     -0-         -0-

 Depreciation (NOTE 3)                           7,000      14,000
 Aircraft Expenses (NOTE 6)                      2,636       6,623
 New Business Development Expenses (Note 6)      6,925         -0-
 Computer Services/Software Systems (Note 6)     6,800         -0-
                                              --------    --------
   Total Operating Expenses                  $  28,261   $  30,423
                                              --------    --------
Income (Loss) From Operations                $< 28,261>   < 30,423>
                                              --------    --------
Other Income/(Expense): (Note 3)
 <Loss> on sale of aircraft                  $< 12,182>  $     -0-

Credit/Other Income                             63,021         -0-
                                              --------    --------
  Total Net Other Income                     $  50,839   $     -0-
                                              --------    --------
Net Income (Loss)                            $  22,578   $< 30,423>
                                              ========    ========
Per share information:

Basic (loss) per common share                 $ 0.003     $<0.010>
                                               ------      ------
Basic weighted average number
 Common Stock shares outstanding              3,190,400   3,190,400
                                              =========   =========

Diluted (loss) per common share               $ 0.003     $<0.010>
                                               ------      ------
Diluted weighted average number
 Common Stock shares outstanding              3,190,400   3,190,400
                                              =========   =========

The accompanying notes are an integral part of these financial statements

                    Silver Bow Antique Aviation
                   (A Development Stage Company)
 STATEMENT OF CASH FLOWS For Twelve Months/Year Ending December 31,

                                                   AUDITED    AUDITED
                                                     2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income <Loss> From Operations*               A $< 28,261> $< 30,423>
                                                  --------   --------
TRANSACTIONS NOT REQUIRING CASH:
 Depreciation (NOTE 3)                           $   7,000 *$  14,000
 Gain/<Loss> on sale of 1 aircraft (Note 3)       < 12,182>       -0-
 Gain/Recapture Deprec/Aircraft Sale (Note 3)       56,021        -0-
                                                  --------   --------
Total transactions not requiring cash*         A $  50,839  $  14,000
                                                  --------   --------
CASH PROVIDED (USED) DUE TO CHANGES IN:

 Current/Fixed Assets decrease/<increase>-
  Decrease Fixed Assets Sale of Aircraft(Note 3) $  41,979  $     -0-
                                                  --------   --------
 Current liabilities/(decrease)/increase-
  Increase NP Operating Expenses (Note 3)        $   4,036      4,699

  Increase NP Cash Advances/New Business(Note 3)    50,000        -0-

  Incr/Decr NP Current Portion Long Term Debt     < 27,018>     9,800

  Increase NP Accrued Interest Long Term Debt        4,900      9,800
                                                  --------   --------
 Total Net Increase Current Liabilities          $  31,918  $  24,299

 Decrease Aircraft Long Term Liability            < 58,800>  <  9,800>
                                                  --------   --------
Total Incr/(Decr)Current/Long Term Liabilities A $< 26,882> $  14,499
                                                  --------   --------
Net cash provided/(used) Operating Activities  A  $  37,675  $<  1,924>

Cash Flows from Investing Activities:          A       -0-        -0-

Cash Flows from Financing Activities:          A       -0-        -0-
                                                  --------   --------
Net Cash Increase(Decrease) = TOTAL OF A LINES  $  37,675  $<  1,924>

Cash, Beginning of period                              -0-     1,924
                                                  --------   --------
Cash, End of period                              $  37,675  $    -0-
                                                  ========   ========

The accompanying notes are an integral part of these financial statements

      15                Silver Bow Antique Aviation
                        (A Development Stage Company)
Statement Stockholders' Equity Year Ended December 31/Inception to 2003
    UNAUDITED YEARS 1994 THRU 1997; AUDITED YEARS 1998 THROUGH 2003

                                                       ACCUMULATED    TOTAL
                PREF STOCK    COMMON  STOCK  PAID-IN    EARNINGS      NET $
                 SHS $AMT     SHARES   $ AMT $CAPITAL  $ (LOSSES)   (DEFICIT)
                ---- -----  ---------  ----- --------  ----------   ---------
BALANCE AT
 12/31/94        -0-   -0-        -0-    -0-      -0-        -0-         -0-
BALANCE AT
 13/31/95        -0-   -0-        -0-    -0-      -0-        -0-         -0-
ISSUE SHARES AT
 PAR VALUE FOR
 CONSULTING
 SERVICES        -0-   -0-    936,900*   936      -0-   (    936)        -0-
-----------------------------------------------------------------------------
BALANCE AT
 12/31/96        -0-   -0-    936,900    936      -0-   (    936)        -0-
BALANCE AT
 12/31/97        -0-   -0-    936,900    936      -0-   (    936)        -0-
SALES OF
 COMMON STOCK
 FOR CASH,AT
 PAR VALUE,ON
 DEC 30, 1998    -0-   -0-  2,053,500  2,054      -0-        -0-       2,054
-----------------------------------------------------------------------------
BALANCE AT
 12/31/98        -0-   -0-  2,990,400  2,990      -0-   (    936)      2,054
*AFTER 900 FOR 1 FORWARD STOCK SPLIT AUTHORIZED ON OCTOBER 15, 1998.  SHARES
 ISSUED IN 1996 FOR SERVICES RENDERED ARE STATED AT POST SPLIT PAR VALUES.
YR 1999(LOSS)                                           ( 25,436)   ( 25,436)
-----------------------------------------------------------------------------
BAL 12/31/1999   -0-   -0-  2,990,400  2,990      -0-   ( 26,372)   ( 23,382)
YR 2000 (LOSS)	                                      (109,385)   (109,385)
-----------------------------------------------------------------------------
BAL 12/31/2000  -0-   -0-   2,990,400  2,990      -0-   (135,757)   (132,767)
 ISSUE SHARES/
  SVCS RENDERED               200,000    200                             200
 PAID-IN CAPITAL
  SALE AICRAFT                                 20,000                 20,000
YR 2001(LOSS)                                           ( 55,909)   ( 55,909)
-----------------------------------------------------------------------------
BAL 12/31/2001  -0-   -0-   3,190,400  3,190   20,000   (191,666)   (168,476)
YR 2002 (LOSS)                                          ( 30,423)   ( 30,423)
-----------------------------------------------------------------------------
BAL 12/31/2002  -0-   -0-   3,190,400  3,190   20,000   (222,089)   (198,899)
YR 2003 INCOME                                            22,578      22,578
----------------------------------------------------------------------------
BAL 12/31/2003  -0-   -0-   3,190,400  3,190   20,000   (199,511)   (176,321)
=============================================================================

These accompanying notes are an integral part of these financial statements.

              Silver Bow Antique Aviation
             (A Development Stage Company)
             Notes to Financial Statements
     For The Twelve Months Ended December 31, 2003

GENERAL:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports for year 2003 (March 31, June 30, September 30) and the prior year Silver Bow Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Common Stock.
During 1996, certain consulting services were rendered to the Company by the majority stockholder, Magellan Capital Corporation, (a Nevada Corporation doing business in California) and 4 other individuals. The value of such services were at the stated par value for 1,041 shares issued on July 15, 1995 and have been stated on the Balance sheet, the Statement of Operations and the Cash Cash Flow Statement at $936 for the year ending 12/31/95, which amount reflects the par value of the original issue on the date of the 900 for 1 forward stock split on the 1,041 shares. Revised number of shares issued and outstanding after the foregoing split were 936,900, with a total value of $936.00 as of the end of the year December 31, 1995.

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

The total number of Common Stock shares outstanding and issued at year end December 31, 2003 and 2002 were 3,190,400, total value $3,190.

Preferred Stock.
The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through December 31, 2003, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the year ending December 31, 2003, there were 3,190,400 shares of Common Stock issued and outstanding. As of December 31, 2003, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:
The Company sold their remaining aircraft, a 1979 Piper, in July, 2003 and used the proceeds to pay off the $98,000 original amount of the loan; no payments had been made on this note. The net proceeds were $85,818. The net result of the sale was a loss of $<12,182> on the disposition of this asset. This was offset by a Credit for the recapture of depreciation of $63,021, which resulted in a Net Other Income of $50,839.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities due Magellan Capital Corporation:

                                               AUDITED      AUDITED
                                             Amounts due  Amounts due
Category Description                           12/31/02     12/31/03
------------------------------------------    ---------    ---------
Notes payable aircraft operating expenses     $  76,038    $  80,074
NP Current portion long term debt/note payable   39,200       12,182
Accrued interest long term debt/note payable     41,840       46,740
Convertible promissory note/admin support        25,000       25,000
NP Deposit Cash/Advances for New Business Dev.      -0-       50,000
                                               --------     --------
             TOTAL LIABILITIES                $ 182,078    $ 213,996
                                               ========     ========

Convertible Promissory Notes $10,000 per year are for Administrative Support years 1999 and 2000. In mid 2001, the agreement was terminated. These notes amounting to $25,000 through June 30, 2001 are convertible at a rate of $.10/cents per share at the option of the holder.

NOTE 5.  GOING CONCERN AND INCIDENTAL COSTS:

The Company intends to enter the aircraft brokerage business and is processing an SB2 to register shares. Preliminary work has already started in setting up the necessary foundation for this endeavor. The majority Silver Bow Stockholder, Dempsey Mork, has established a $50,000 Cash Deposit Account to facilitate the funding of costs for the New Business Development Activity. Approximately $13,000 was spent in the last six months of year 2003 and another $3,000 in the first quarter of 2004, through March 31, 2004. The remaining cash balance in this Deposit Account was $37,675 at year end 2003, and $34,500 at the end of March 31, 2004.

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commissions have been paid or assumed by Magellan Capital Corporation, the majority shareholder of Silver Bow. This will continue for the foreseeable future.

NOTE 6.  AIRCRAFT EXPENSES SUMMARY - BY MAJOR CLASSIFICATION:

                                    AUDITED    AUDITED  Cumulative
                                    Yr 2003    Yr 2002     from
CATEGORY DESCRIPTION              $ AMOUNTS  $ AMOUNTS   Inception
-------------------------------    --------   --------   ---------
Aircraft Fuel                     $   300    $   670     $  8,625
Operating Supplies and Expense        200        365       11,317
Office Expenses, Phone and Fax        200        330        1,149
Hangar/Tie-down Fees                  600        915       13,132
Maintenance and Repairs               200      2,364       31,465
Advertising, Audit and Legal          200        275        4,277
Pilot and Flying Services             600      1,200       65,418
Miscellaneous/Other Expenses          336        504        9,405
                                   ------     ------     --------
TOTAL OPERATING EXPENSE           $ 2,636    $ 6,623     $ 85,788
                                   ======     ======     ========

Continuation; NOTE 6.

NEW BUSINESS DEVELOPMENT EXPENSES SUMMARY - BY MAJOR CLASSIFICATION:

                                    AUDITED    AUDITED  Cumulative
                                    Yr 2003    Yr 2002     from
CATEGORY DESCRIPTION              $ AMOUNTS  $ AMOUNTS   Inception
-------------------------------    --------   --------   ---------
Contract Services:
 Marketing Consulting Services    $   2,700             $   2,700
 General Consulting Services          3,250                 3,250
 Accounting Services                    975                   975
                                   --------   --------   --------
   Sub Total - Contract Services  $   6,925  $     -0-  $   6,925
                                   --------   --------   --------
Computer Services:
 Computer Systems Design          $   3,050             $   3,050
 Peripheral Comp Syst Enhancement       500                   500
 Misc Office/Operating Expenses       1,250                 1,250
 Advertising Expenses                   800                   800
 Telecom Exp - Phone/Fax/Internet     1,200                 1,200
                                   --------   --------   --------
   Sub Total - Computer Services  $   6,800  $     -0-  $   6,800
                                   --------   --------   --------
TOTAL NEW BUSINESS DEVELOP COSTS  $  13,725  $     -0-  %  13,725
                                   ========   ========   ========

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
32   906 certification


(B)    REPORTS ON FORM 8-K
          None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Silver Bow incurred aggregate fees and expenses of approximately $200 from David M. Winings, C.P.A. for the fiscal years 2003 annual audit and for review of Silver Bow's financial statements
included in its Forms 10-QSB for the 2003 fiscal year.    The fees for
the fiscal year 2002 and through the first quarter of 2003 were included in its former parent's accounting and audit fees expense.

Tax Fees.   Silver Bow did not incur any tax fees to David M. Winings,
C.P.A. for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   During the 2003 fiscal year, Silver Bow incurred
aggregate fees and expenses of $0 from David M. Winings, C.P.A.
for services involving the filing of the registration statements. Audit-related fees and expenses were for the audit of Silver Bow
accounting consultation and consents.    Other fees and expenses were
primarily for tax compliance and tax consultation.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Board of Directors pursuant to its policies and procedures. Silver Bow intends to continue using David M. Winings, C.P.A. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    May 21, 2004

Silver Bow Antique Aviation



/s/ Darren Holm
------------------------------------
By: Darren Holm, President



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Signature                  Capacity                   Date


/s/Darren Holm        President/CEO              May 21, 2004
--------------------     Director
Darren Holm


/s/Dempsey Mork         CFO/Director             May 21, 2004
--------------------
Dempsey Mork


/s/Norbert Le Boeuf     Secretary/Director       May 21, 2004
--------------------
Norbert Le Boeuf

