Form 10-Q
period 2005-09-30
China Holdings, Inc.
filed 2005-11-10
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from
__________________ to ____________________.

Commission File Number 000-27129

Asian Financial, Inc.
(Exact Name of Small Business Issuer as specified in its
charter)
Wyoming					91-1922225
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

51625 Desert Club Dr. Suite 207, La Quinta, CA	92253
(Address of principal executive offices)	(Zip Code)

(760) 219-2776
(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X		No

Indicate the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

Common Stock, $.001 par value			1,500,000
	Title of Class			Number of Shares Outstanding
       		at November 7, 2005
No exhibits included.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended
December 31, 2004 previously filed with the Securities and Exchange Commission.


ASIAN FINANCIAL, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2005
(UNAUDITED)


ASSETS





Total assets
$
-



LIABILITIES AND STOCKHOLDERS' DEFICIT





LIABILITIES





Current liabilities:


Accounts payable
$
5,200



Long-term liabilities:


Notes payable - related parties (note 4)

70,000



Total liabilities

75,200



STOCKHOLDERS' DEFICIT (note 3)





Preferred stock; $0.001 par value;


  1,000,000 shares authorized; no


  shares issued and outstanding

-



Common stock; $0.001 par value;


  100,000,000 shares authorized;


  1,500,000 shares issued and outstanding

1,500



Additional paid-in capital

-
Deficit accumulated during dev. stage

(76,700)



Total stockholders' deficit

(75,200)



Total liabilities and stockholders' deficit
$
-



ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)













Cumulative













from













inception













(Aug 10,

For the three months ended

For the nine months ended

1998) to

September 30,

September 30,

Sept. 30,

2005
2004

2005
2004

2005















Revenues
$
-

$
-

$
-

$
-

$
-















Operating














expenses

5,200


2,500


5,200


7,500


76,700















Net loss from














operations

(5,200)


(2,500)


(5,200)


(7,500)


(76,700)















Other income














(expense)

-


-


-


-


-















Net loss
$
(5,200)

$
(2,500)

$
(5,200)

$
(7,500)

$
(76,700)















Net loss














per share
$
-

$
-

$
-

$
(0.01)


















Weighted ave.














common shares














outstanding

1,500,000


1,500,000


1,500,000


1,500,000





ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)




Cumulative



from



inception



(Aug. 10,

For the nine months

1998) to

ended September 30,

Sept. 30,

2005

2004

2005
Operating Activities








Net loss
$
(5,200)

$
(7,500)

$
(76,700)









Adjustments to reconcile








  net loss to net cash








  used in operations:

















Issuance of shares for








  services rendered

-


-


473
Issuance of notes payable








  to related parties for








  Services rendered

-


7,500


70,000









Changes in operating








  assets and liabilities:








Increase in accounts payable

5,200


-


5,200
Net cash used in








  operating activities

-


-


(1,027)









Investing Activities

-


-


-









Financing Activities








Issuance of shares for cash

-


-


1,027
Net cash provided by








  financing activities

-


-


1,027









Net change in cash

-


-


-
Cash at beginning of period

-


-


-
Cash at end of period
$
-

$
-

$
-









Supplemental Information








Non-cash investing and financing activities:



Issuance of notes payable








  to related parties for








  services rendered
$
-

$
7,500

$
70,000


ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004, and the
Period of August 10, 1998 (Inception) t0 September 30, 2005
(UNAUDITED)


The condensed financial statements of Asian Financial, Inc.
(the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.
The condensed financial statements for the nine months ended September 30, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended December
31, 2005.

NOTE 1 - ORGANIZATION AND BUSINESS PLAN

Asian Financial, Inc. (the Company) was incorporated under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity. On July 27, 2005, the Company merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming.

The Articles of Incorporation authorized the Company to issue 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, both with a par value of $0.001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a 'Development Stage Company' as defined in SFAS 7, "Accounting and Reporting by Development
Stage Companies." Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. No cash was paid for interest for the nine months ended September 30, 2005 or 2004. During the nine months ended September 30, 2005 and 2004, the Company paid
$0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the nine months ended September 30, 2005 and 2004.

Use of Estimates
The preparation of the accompanying financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.
The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.
The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $76,700 expiring in the years 2018 through 2025. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $30,680 and has been offset by a full valuation allowance, which increased by $2,000 and $3,000 during the nine months ended September 30, 2005 and 2004, respectively.

NOTE 3 - STOCKHOLDERS' DEFICIT

On August 20, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including
Officers/Directors) for consulting services provided to the Company for a total value of $473.

On December 20, 1998, the Company issued 1,026,750 shares of common stock at par value $0.001 for $1,027 in cash.

Total shares of common stock issued and outstanding were 1,500,000 at September 30, 2005 and 2004.

No preferred stock has been issued and none is outstanding as of September 30, 2005 or 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at September 30, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company has accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

NOTE 5 - GOING CONCERN AND INCIDENTAL COSTS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.
Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, or equity or debt financing. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its business purpose. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Incidental costs to maintain legal registrations of the Company in its state of incorporation and with the Securities and Exchange Commission have been paid or assumed by the current shareholders of the Company. This will continue for the foreseeable future.

The Company intends to actively pursue a business relationship with a qualified merger or acquisition candidate. Costs incurred on these efforts will continue to be borne/paid by the Officers/Directors of the Company in the form of loans/advances or the issuance of stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The Company has not commenced operations and has negative working capital of $5,200.

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the nine months ended September 30, 2005 and 2004, the Company did not pursue any investing activities.

Results of Operations.
For the nine months ended September 30, 2005 and 2004, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $5,200 and $7,500 for the nine months ended September 30, 2005 and 2004, respectively.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2005 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None


Item 2.  CHANGES IN SECURITIES
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
None

Item 5.  OTHER INFORMATION
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
The following exhibits are filed herewith:
31.1(a) and (b) Certifications pursuant to Rule 13a-
14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(a) and (b) Certifications pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Reports on Form 8-K

On September 8, 2005, the Company filed a Form 8-K indicating the replacement of its prior auditor, David. M.
Winings, CPA, with Child, Sullivan & Company of Kaysville,
Utah. The Company had no disagreements with its former auditor, bur Mr. Winings was not registered with the PCAOB.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 2005


By: /s/ Dempsey K. Mork
--------------------------
Dempsey K. Mork
President/CEO

By: /s/ Norbert L. LeBoeuf
---------------------------
Norbert L. LeBoeuf
CFO


CERTIFICATIONS

Exhibit 31.1(a)

I, Dempsey Mork, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Asian Financial, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:  November 7, 2005

/s/Dempsey Mork
---------------------------
Dempsey Mork
President, Chief Executive Officer, Director


Exhibit 31.1(b)

I, Norbert LeBoeuf, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Asian Financial, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:  November 7, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer



Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asian Financial,
Inc. (the "Company") on Form 10-QSB for the period ending
September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements
of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Company.


/s/Dempsey Mork
------------------------------
Dempsey Mork
President, Chief Executive Officer, Director
November 7, 2005


Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asian Financial,
Inc. (the "Company") on Form 10-QSB for the period ending
September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements
of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
November 7, 2005