Form 10QSB
period 2004-03-31
China Holdings, Inc.
filed 2007-08-31
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 04

Commission File Number 000-25997

Silver Bow Antique Aviation
(Exact Name of Small Business Issuer as specified in its Charter)

Nevada	91-1939533
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

69930 Highway 111, Suite 108 Rancho Mirage, CA	92270
(Address of principal executive offices)	(Zip Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	[x]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Oustanding at March 31,2004
No exhibits included.

PART I

ITEM 1. Financial Statements

Financial Statements

Financial Statements for 3 month period ended March 31, 2004 have been prepared by the Management Group of Silver Bow:

Silver Bow Antique Aviation
(A Development Stage Company)
BALANCE SHEET

ASSETS		March 31, 2004		December 31, 2003
CURRENT ASSETS:
Deposit Cash/New Business Oper.		$0		$0
Total Current Assets		$0		$0
FIXED ASSETS: (Note 3)
Property/Equipment Less		$0		$0
Accumulated Depreciation	<	0		$0
Net Fixed Assets		$0		$0
TOTAL ASSETS		$0		$0
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities: (Note 4)
Misc. Accured Liabilities		$0		$0
Other Liabilities		0		0
Total current liabilities		$0		$0
LONG TERM LIABILITIES: (Note 5)		$176,321		$176,321
Net Total Long Term Liabilities		$0		$0
TOTAL LIABILITIES		$0		$0
SHAREHOLDERS' EQUITY (NOTE 1)
1,000 shares authorized; -0- shares issued and outstanding		$0		$0
Common stock, par value $ .001; 99,999,000 shares authorized; issued & outstanding 3,690,400		3,190		3,190
Paid-in capital		20,000		20,000
Retained earnings <Accum. Deficit>		<199,511>		<199,511>
NET EQUITY/RETAINED EARNINGS <DEFICIT>	$	<176,321>	$	<176,321>
TOTAL ASSETS/LIABILITIES		$0		$0

The accompanying notes are an integral part of these financial statements.

Silver Bow Antique Aviation
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ending March 2004 & 2003

	March 31, 2004	March 31, 2003
Misc. Income	$-0-	$-0-
Operating Expenses:
Interest Expense	$-0-	$-0-
Admin Support	-0-	-0-
Depreciation (Note 3)	-0-	-0-
Misc. Expenses	-0-	-0-
New Business Development Expenses	-0-	-0-
Computer Services/Software Systems	-0-	-0-
Total Operating Expenses	$-0-	$-0-
Income (Loss) From Operations	$-0-	$-0-
Other Income/ (Expense): Misc. Other Income/ (Expense)	$-0-	$-0-
Credit/ Other Income	-0-	-0-
Total Net Other Income	$-0-	$-0-
Net Income (Loss)	$-0-	$-0-
Per share informatiion:
Basic (Loss) per common share	$0.000	$0.000
Basic weighted average number
Common Stock shares outstanding	3,190,400	3,190,400
Diluted (Loss) per common share	$0.000	$0.000
Diluted weighted average number
Common Stock shares outstanding	3,190,400	3,190,400

The accompanying notes are an integral part of these financial statements.

Silver Bow Antique Aviation
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ending March 31, 2004

		2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income <Loss> From Operations*	A	$-0-	$-0-
TRANSACTIONS NOT REQUIRING CASH:
Depreciation (NOTE 3)		$-0-	$-0-
Total transactions not requiring cash	A	$-0-	$-0-
CASH PROVIDED (USED) DUE TO CHANGES IN:
Current/Fixed Assets decrease/<increase>		$-0-	$-0-
Current liabilities/(decrease)/increase
Increase/Decrease Operating Expenses		$-0-	$-0-
Increase NP Cash Advances/New Business		-0-	-0-
Incr/Decr Other Current Liabilities		-0-	-0-
Increase NP Misc. Items		-0-	-0-
Total Net Increase Current Liabilities		$-0-	$-0-
Decrease Long Term Liability		-0-	-0-
Total Incr/(Decr.) Current/Long Term Liabilities	A	$-0-	$-0-
Net cash provided/(used) Operating Activities	A	$-0-	$-0-
Cash Flows from Investing Activities:	A	-0-	-0-
Cash Flows from Financing Activities:	A	-0-	-0-
Net Cash Increase(Decrease) = TOTAL OF A LINES		$-0-	$-0-
Cash, Beginning of period		-0-	-0-
Cash, End of period		$-0-	$-0-

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

Silver Bow Antique Aviation
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended March 31, 2004

GENERAL:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended March 31, 2004 should be read in conjunction with the financial statements and notes thereto included in this report.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation.

The Company has not commenced operations and has no working capital.

NOTE 1 - ORGANIZATION AND BUSINESS PLAN:

Company was organized under the laws of the State of Nevada on April 28, 1994 under the name of Silver Bow Antique Aviation. The Company was incorporated to engage in any lawful activities.

The Company's articles initially authorized 1,000 shares of Preferred Stock and 10,000 shares of Common Stock, both at a par value of $.001 per share.

Common Stock.

During 1996, certain consulting services were rendered to the Company by the majority stockholder, Magellan Capital Corporation, (a Nevada Corporation doing business in California) and 4 other individuals. The value of such services were at the stated par value for 1,041 shares issued on July 15, 1995 and have been stated on the Balance sheet, the Statement of Operations and the Cash Flow Statement at $936 for the year ending 12/31/96, which amount reflects the par value of the original issue on the date of the 900 for 1 forward stock split on the 1,041 shares. Revised number of shares issued and outstanding after the foregoing split were 936,900, with a total value of $936.00 as of the end of the year September 30, 1996.

On December 30, 1998, 2,053,500 shares were sold for $2,054 cash at the stated par value of $.001 per share. Total shares outstanding at year end 12/31/98 were 2,990,400, with a total value of $2,990.

On September 25, 2001, 200,000 shares were issued at the stated par value of $.001 per share for services rendered through September, 2001: 100,000 shares to Darren J. Holm, the newly appointed President of the Company and 50,000 shares each to Randall Baker, Secretary and Norm LeBoeuf, Controller.

During early 2005, the Company liquidated the $50,000 Convertible Note Payable in accordance with the terms of the Note by issuing 500,000 shares at the agreed conversion rate of $.10 per share at the option of the holder, Mr. Dempsey Mork, the Chief Financial Officer, Director of Silver Bow.

The total number of Common Stock shares outstanding and issued as of the end of March 31, 2004 and 2003 were 3,690,400, total value $53,190. No other transactions have taken place since those dates for the Common Stock of the Company: Total Common Stock Shares outstanding and issued at March 31, 2004 were 3,690,400, total value of $53,190.

Preferred Stock.

The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through March 31, 2004, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the period ending March 31, 2004, there were 3,690,400 shares of Common Stock issued and outstanding. As of March 31, 2004, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets for the period ending March 31, 2004 and December 31, 2003.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of March 31, 2004 and December 31, 2003 were:

Category Description	Amounts due 3/31/04	Amounts due 12/31/03
Current Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

NOTE 5. LONG TERM LIABILITY

Assets and current liabilities have been consolidated into a long term liability note in favor of a D.K. Mork, the majority stock holder of Silver Bow, as set fourth in Part I - Item 6 .

NOTE 6. GOING CONCERN AND INCIDENTAL COSTS:

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commissions have been paid or assumed by Mr. Dempsey Mork, Chief Financial Officer/ Director, the majority shareholder of Silver Bow. This will continue for the foreseeable future.

(b)		List of Exhibits
	31	302 Certification
	32	906 Certification

(B) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, tax and accounting fees for ongoing normal business activities will continue to be paid by Mr. Dempsey Mork, Chief Financial Officer, Director, the majority Shareholder of Silver Bow.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years through the period ending March 31, 2004, and were approved by the Company’s Board of Directors pursuant to its policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: May 21, 2004

Silver Bow Antique Aviation

/s/ Darren J. Holm
----------------------------------
By: Darren J. Holm, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ Darren J. Holm	President/CEO Director	May 21, 2004
Darren J. Holm

/s/ Dempsey K. Mork	CFO/Director	May 21, 2004
Dempsey K. Mork

/s/ Norbert LeBoeuf	Secretary/Director	May 21, 2004
Norbert LeBoeuf