Form 10QSB
period 2004-06-30
China Holdings, Inc.
filed 2007-08-31
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 31, 04

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

Yes	[X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	3,690,400
Title of Class	Number of Shares Oustanding at June 30, 2004
No exhibits included.

PART I

ITEM 1. Financial Information

Financial Statements

Silver Bow Antique Aviation
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS		June 30 , 2004		December 31, 2003
CURRENT ASSETS:
Deposit Cash/New Business Oper.		$0		$0
Total Current Assets		$0		$0
FIXED ASSETS: (Note 3)
Property/Equipment Less		$0		$0
Accumulated Depreciation	<	0		$0
Net Fixed Assets		$0		$0
TOTAL ASSETS		$0		$0
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities: (Note 4)
Misc. Accured Liabilities		$0		$0
Other Liabilities		0		0
Total current liabilities		$0		$0
LONG TERM LIABILITIES: (Note 5)		$176,321		$176,321
Net Total Long Term Liabilities		$0		$0
TOTAL LIABILITIES		$0		$0
SHAREHOLDERS' EQUITY (NOTE 1)
1,000 shares authorized; -0- shares issued and outstanding		$0		$0
Common stock, par value $ .001; 99,999,000 shares authorized; issued & outstanding 3,690,400		3,190		3,190
Paid-in capital		20,000		20,000
Retained earnings <Accum. Deficit>		<199,511>		<199,511>
NET EQUITY/RETAINED EARNINGS <DEFICIT>	$	<176,321>	$	<176,321>
TOTAL ASSETS/LIABILITIES		$0		$0

The accompanying notes are an integral part of these financial statements.

Silver Bow Antique Aviation
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unauditied)

	For the three months ending June 30, 2004	For the six months ending June 30, 2004	Cumulative from inception (Aug 10, 1998) to June 30, 2004
	--------------------	--------------------	----------------------

Revenues	$-	$-	$-
Operating expenses	-0-	-0-	199511
Net loss from operations	-0-	-0-	(199511)

Other income (expense)	-	-	-
Net loss	$-0-	$-0-	$(199511)

Net loss per share	$(0.00)	$(0.00)	(0.62)

Weighted average common shares outstanding	3,190,400	3,190,400	319400

The accompanying notes are an integral part of these condensed financial statements.

Silver Bow Antique Aviation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ending June 30, 2004	For the three months ending June 30, 2004	Cumulative from inception (Aug 10, 1998) to June 30, 2004
	--------------------------------	------------------------------	----------------------------

Operating Activities Net loss	$-0-	$-0-	$(199511)
Adjustments to reconcile net loss to net cash used in operations:
Issuance of shares for services rendered	-	-	473
Issuance of notes payable to related parties for services rendered	-	-	70,000
Changes in operating assets and liabilities:
Increase in accounts payable	-0-	-0-	-0-
Increase in accounts payable related parties		-	-0-
	---------------------------	------------------------------	-------------------------------
Net cash used in operating activities	-	-	(1,027)
Investing Activities	-	-	-
Financing Activities Issuance of shares for cash	-	-	1,027
	---------------------------	------------------------------	-------------------------------
Net cash provided by financing activities	-	-	1,027
Net change in cash Cash at beginning of period	-	-	-
	---------------------------	------------------------------	-------------------------------
Cash at end of period	$-	$-	$-
	==================	===================	====================
Supplemental Information: Cash paid for interest and income taxes	$-	$-	$-
	==================	===================	====================
Non-cash investing and financing activities: Issuance of notes payable to related parties for services	$-	$-	$70,000
	==================	===================	====================
Reclassification from accounts payable to accounts payable- related parties due to payment of accounts payable by related parties	$-0-	$-	$-0-
	==================	===================	====================
Conversion of related party notes payable to common stock	$70,000	$-	$70,000

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

Silver Bow Antique Aviation
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended March 31, 2004

GENERAL:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six month period ended June 30, 2004 should be read in conjunction with the financial statements and notes thereto included in this report.

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

The total number of Common Stock shares outstanding and issued as of the end of June 30, 2004 and 2003 were 3,690,400, total value $53,190. No other transactions have taken place since those dates for the Common Stock of the Company: Total Common Stock Shares outstanding and issued at June 30, 2004 were 3,690,400, total value of $53,190.

Preferred Stock.

The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through June 30, 2004, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the period ending June 30, 2004, there were 3,690,400 shares of Common Stock issued and outstanding. As of June 30, 2004, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets for the period ending June 30, 2004 and December 31, 2003.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of June 30, 2004 and December 31, 2003 were:

Category Description	Amounts due 6/30/04	Amounts due 12/31/03
Current Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

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

Date: Aug 30, 2007

Silver Bow Antique Aviation

/s/ Darren J. Holm
----------------------------------
By: Darren J. Holm, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ Darren J. Holm	President/CEO Director	Aug 30, 2007
Darren J. Holm

/s/ Dempsey K. Mork	CFO/Director	Aug 30, 2007
Dempsey K. Mork

/s/ Norbert LeBoeuf	Secretary/Director	Aug 30, 2007
Norbert LeBoeuf