Form 10KSB
period 2004-12-31
China Holdings, Inc.
filed 2007-09-06
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 04

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes	[x]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Oustanding at December 31,2004
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

ITEM 2. Description of Property.

The Company has no property as of the date of this report (31Dec2004).

The Company Headquarters are located in Rancho Mirage, California and are furnished by Mr. Dempsey Mork, Chief Financial Officer, Director.

ITEM 3. Legal Proceedings.

None.

ITEM 4. Submission of matters to a vote of Security holders.

None.

ITEM 5. Market for Company's Common Equity and Related Stockholder Matters:

Market Information. Silver Bow's common stock is not included in the pink sheets or in the OTC Bulletin Board maintained by the NASD.

There is no public trading market for Silver Bow's common stock and that there is no guarantee any trading market will develop.

Holders.

The shareholders of record of Silver Bow common stock, as of December 31, 2004 is 52.

Dividends.

Holders of Silver Bow common stock are entitled to receive such dividends as may be declared by its board of directors.

ITEM 6. Management Discussion and Analysis or Plan of Operation.

The Management of Silber Bow made a decision to close its operations. All Assets and Liabilites as shown on the Financial Statements so published have been consolidated into a Long Term Liability due D.K. Mork, the majority stockholder. Following are the results of these transactions:

BALANCE SHEET
SILVER BOW ANTIQUE AVIATION
AS OF DECEMBER 31, 2004

Balance per 10K			Disposition of Assets/Liabilities Revised Balance Sheet 12/31/03
ASSETS:
Deposits - Cash		$37,675	Due from D K Mork	$37,675
Total Assets		$37,675
LIABILITIES & EQUITY:
LIABILITIES:
Note Payable- Oper. Exp.		$80,074	Due to D.K. Mork	$80,074
Note Payable- Cash Advances		50,000	Due to D.K. Mork	50,000
Note Payable- Mortgage Int. Exp.		46,740	Due to D.K. Mork	46,740
Note Payable- Piper Aircraft		12,182	Due to D.K. Mork	12,182
Note Payable- Convertible Stock		25,000	Due to D.K. Mork	25,000
Total Liabilities		$213,996

NET TOTAL OF ASSETS/			NET TOTAL LONG TERM
MINUS LIABILITIES		$176,321	LIAB/DUE D.K. MORK	<176,321>

EQUITY:
Common Stock (3,190,400 shs)
Issued/Outstanding @ $.001 par		$3,190		$3,190
Paid in Capital		20,000		20,000
Retained Earnings/Accumulated
<Deficit>		<199,511>		<199,511>
NET EQUITY/RETAINED
EARNINGS <DEFICIT>	$	<176,321>		<176,321>
TOTAL ASSETS/LIABILITIES		$-0-		$-0-

PART II

ITEM 6. Management Discussion and Analysis or Plan of Operation.

Silver Bow is a “Development Stage Company” and is investigating various opportunities.

ITEM 7. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 3,190,400 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit; Percentage of Class is calculated on 3,190,400 total shares.

Name and Address	Number of Shares Beneficially Owned	Percentage Of Class
* Magellan Capital Corporation	597,600	18.74%
* Magellan Capital Corporation Profit Sharing Plan and Trust	900,000	28.21%
* Magellan Capital Corporation Pension Benefit Plan and Trust	900,000	28.21%
Dempsey K. Mork	148,500*	4.65%
D, K. MORK TOTAL ( 4 Shareholders)	*2,546,100	*79.81%
KNC INVESTMENTS INC/ N L LeBoeuf	105,800	4.00%
Darren J. Holm	100,000	3.14%
TOTAL ( 6 Inside Shareholders)	2,751,900	86.95%
TOTAL (45 Outside Investors)	438,500	13.05%
GRAND TOTAL 51 SHAREHOLDERS	3,190,400	100.00%

Mr. Randall Baker, Secretary left the Company in January 2002 and was replaced by Mr. Norbert LeBoeuf who assumed the duties of Secretary in addition to being the Controller/Director of Silver Bow.

*NOTE: Mr. Dempsey Mork is considered to be a beneficial owner as described by 13d-3 (a), and, (b) of regulation 13-D. Neither the Pension Benefit Plan or the Profit Sharing Plan have pending or planned termination dates.

The following table sets forth the shareholdings of the Company's directors and executive officers as of these filings, to wit:

Name and Adress	Number of Shares Beneficially Owned As of 12/31/2004
Dempsey K. Mork/ Prior Page	*2,546,100
KNC INVESTMENTS, INC. and Norbert. L LeBoeuf	105,800
Darren J. Holm	100,000
TOTALS	2,751,900

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company is in the process of securing a replacement of accountants. There have been no disagreements on accounting and financial disclosure.

ITEM 8A. CONTROLS and PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of December 31, 2004, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Darren J. Holm	President/CEO/ Director	9/25/2001	-
Dempsey K. Mork	Chief Financial Officer/ Director	9/25/2001	-
Norbert. L LeBoeuf	Controller/Director Became Secretary due to R. Baker departure Jan/02	6/30/1996	-

Business Experience of Directors/Executive Officers:

Mr. Darren J. Holm was elected President/CEO and Director of Silver Bow Antique Aviation in September 2001. His educational background includes Ambulance and Emergency Care, Georgia College through 1984; A.S. EMS Systems Management at Davenport University through December 1985, and A.S. Respiratory Care, June 1989. Business experience includes 13 years with Springs Ambulance/American Medical Response as Paramedic/Field Training Officer; three years as Medical Division Manager with Desert Airlines, (an aero-medical transport company); and, 3 years with Air Service International--1 year Medical Operations/Office Manager and 2 years as General Manager. Mr. Holm will spend approximately 20 hours per week on Silver Bow business.

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

Item 10. Executive Compensation.

None.

(1) In April 1994, 936,900 shares of "unregistered" and "restricted" shares of the Company's Common Stock were issued (for services rendered):*

	597,600	Magellan Capital Corporation
	148,500	Dempsey K. Mork	(Officer/Director)
	61,200	Randall A. Baker	(Officer/Director)
Mr. Baker left the Company in January 2002
	73,800	Robert J. Filiatreaux	(Officer/Director)
	55,800	Norbert L LeBoeuf	(Officer/Director)
TOTAL	936,900	SHARES AS OF APRIL 4, 1994

*The above stated number of shares are after giving effect to a 900 for 1 forward split of October 15, 1998.

(2) In December 2001, 200,000 shares were issued for services rendered through December 2001, as follows:
100,000 to Darren J. Holm, the newly elected President/CEO- Director, and, 50,000 each to Randall A. Baker and Norbert L. LeBoeuf.

Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

PART F/S
Index to Fiancial Statememts
Report of Certified Public Accountant

Financial Statements

Financial Statements for 3 month period ended December 31, 2004 have been prepared by the Management Group of Silver Bow:

10QSB Pg Nos.
Balance Sheets at 12/31/2004 and 12/31/2003	Pg. 8-9
Statements of Operations for 12 Months 12/31/04	Pg. 10
Statements of Cash Flows for 12 Months 12/31/04	Pg. 11
Statement of Stockholders' Equity from inception:	Pg. 12
(1994 through 12/31/2004)
Notes to the Financial Statements	Pgs. 13-14

Silver Bow Antique Aviation
(A Development Stage Company)
BALANCE SHEET

ASSETS		December 31, 2004		December 31, 2003
CURRENT ASSETS:
Deposit Cash/New Business Oper.		$0		$0
Total Current Assets		$0		$0
FIXED ASSETS: (Note 3)
Property/Equipment Less		$0		$0
Accumulated Depreciation	<	0		$0
Net Fixed Assets		$0		$0
TOTAL ASSETS		$0		$0
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities: (Note 4)
Misc. Accured Liabilities		$0		$0
Other Liabilities		0		0
Total current liabilities		$0		$0
LONG TERM LIABILITIES: (Note 5)		$176,321		$176,321
Net Total Long Term Liabilities		$0		$0
TOTAL LIABILITIES		$0		$0
SHAREHOLDERS' EQUITY (NOTES 1 & 2)
1,000 shares authorized; -0- shares issued and outstanding		$0		$0
Common stock, par value $ .001; 99,999,000 shares authorized; issued & outstanding 3,690,400		3,190		3,190
Paid-in capital		20,000		20,000
Retained earnings <Accum. Deficit>	<	199,511>	<	199,511>
NET EQUITY/RETAINED EARNINGS <DEFICIT>	$<	176,321>	$<	176,321>
TOTAL ASSETS/LIABILITIES		$0		$0

The accompanying notes are an integral part of these financial statements.

Silver Bow Antique Aviation
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Twelve Months Ending December 2004 & 2003

	December 31, 2004	December 31, 2003
Misc. Income	$-0-	$-0-
Operating Expenses:
Interest Expense	$-0-	$-0-
Admin Support	-0-	-0-
Depreciation (Note 3)	-0-	-0-
Misc. Expenses	-0-	-0-
New Business Development Expenses	-0-	-0-
Computer Services/Software Systems	-0-	-0-
Total Operating Expenses	$-0-	$-0-
Income (Loss) From Operations	$-0-	$-0-
Other Income/ (Expense): Misc. Other Income/ (Expense)	$-0-	$-0-
Credit/ Other Income	-0-	-0-
Total Net Other Income	$-0-	$-0-
Net Income (Loss)	$-0-	$-0-
Per share informatiion:
Basic (Loss) per common share	$0.000	$0.000
Basic weighted average number
Common Stock shares outstanding	3,690,400	3,690,400
Diluted (Loss) per common share	$0.000	$0.000
Diluted weighted average number
Common Stock shares outstanding	3,690,400	3,690,400

The accompanying notes are an integral part of these financial statements.

Silver Bow Antique Aviation
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Twelve Months Ending December 31, 2004

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

Silver Bow Antique Aviation
(A Development Stage Company)
Statement of Stockholders' Equity
Twelve Months Periods Ending December 31, 2004

	PREF SHS	STOCK $ AMT	COMMON SHARES	STOCK $ AMT	PAID-IN CAPITAL	ACCUMULATED EARNINGS & (LOSSES)		TOTAL NET & (DEFICIT)
Balance at
12/31/94	-0-	-0-	-0-	-0-	-0-	-0-		-0-
Balance at
3/31/95	-0-	-0-	-0-	-0-	-0-	-0-		-0-
Issue shares at
Par value for consulting services	-0-	-0-	936,900*	936	-0-	(936)		-0-

Balance at
12/31/96	-0-	-0-	936,900	936	-0-	(936)		-0-
Balance at
12/31/97	-0-	-0-	936,900	936	-0-	(936)		-0-
Sales of
Common stock for cash, at par value, on dec 30, 1998	-0-	-0-	2,053,500	2,054	20,000	-0-		22,054

Balance at
12/31/98	-0-	-0-	2,990,400	2,990	20,000	(936)		22,054
* After 900 for 1 forward stock split authorized on October 15, 1998. Shares Issued in 1996 for services rendered are stated at post split par values.

Balance 12/31/1999	-0-	-0-	2,990,400	2,990	20,000	(936)		22,054
Yr 2000 (Loss)						-0-		-0-

Balance 12/31/2000	-0-	-0-	2,990,400	2,990	20,000	(936)		22,054
Issue Shares/ Services rendered			200,000	200	-0-	(200)		-0-
Year 2001 YTD Adj.						(2,054)	*
Years 2002-03 Loss					-0-	-0-		-0-

Balance 12/31/03	-0-	-0-	3,190,400	3,190	20,000	(3,190)		22,054
Loss 1st Qtr. 3/31/04					-0-	-0-		-0-

Balance 3/31/04	-0-	-0-	3,190,400	3,190	20,000	(3,190)		22,054

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

Silver Bow Antique Aviation
(A Development Stage Company)
Notes to Financial Statements
For The Twelve Months Ended December 31, 2004

GENERAL:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2004 should be read in conjunction with the financial statements and notes thereto included in this report.

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

The total number of Common Stock shares outstanding and issued as of the end of December 31, 2004 and 2003 were 3,690,400, total value $3,190. No other transactions have taken place since those dates for the Common Stock of the Company: Total Common Stock Shares outstanding and issued at December 31, 2004 were 3,190,400, total value of $3,190.

Preferred Stock.

The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through December 31, 2004, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the period ending December 31, 2004, there were 3,190,400 shares of Common Stock issued and outstanding. As of December 31, 2004, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets for the period ending December 31, 2004 and December 31, 2003.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of December 31, 2004 and December 31, 2003 were:

Category Description	Amounts due 12/31/04	Amounts due 12/31/03
Current Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

NOTE 5. LONG TERM LIABILITY

Assets and current liabilities have been consolidated into a long term liability note in favor of a D.K. Mork, the majority stock holder of Silver Bow in the cmount of 176,321.

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

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years through the period ending December 31, 2004, and were approved by the Company’s Board of Directors pursuant to its policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: December 30, 2004

Silver Bow Antique Aviation

/s/ Darren J. Holm
----------------------------------
By: Darren J. Holm, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ Darren J. Holm	President/CEO Director	December 30, 2004
Darren J. Holm

/s/ Dempsey K. Mork	CFO/Director	December 30, 2004
Dempsey K. Mork

/s/ Norbert LeBoeuf	Secretary/Director	December 30, 2004
Norbert LeBoeuf