Form 10QSB
period 2005-03-31
China Holdings, Inc.
filed 2007-09-06
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2005

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

Yes	[x]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Oustanding at March 31,2005
No exhibits included.

PART I

ITEM 1. Financial Statements

Financial Statements

Financial Statements for 3 month period ended March 31, 2005 have been prepared by the Management Group of Silver Bow:

Silver Bow Antique Aviation
(A Development Stage Company)
BALANCE SHEET

ASSETS		March 31, 2005		December 31, 2004
CURRENT ASSETS:
Deposit Cash/New Business Oper.		$0		$0
Total Current Assets		$0		$0
FIXED ASSETS: (Note 3)
Property/Equipment Less		$0		$0
Accumulated Depreciation	<	0		$0
Net Fixed Assets		$0		$0
TOTAL ASSETS		$0		$0
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities: (Note 4)
Misc. Accured Liabilities		$0		$0
Other Liabilities		0		0
Total current liabilities		$0		$0
LONG TERM LIABILITIES: (Note 5)		$176,321		$176,321
Net Total Long Term Liabilities		$0		$0
TOTAL LIABILITIES		$0		$0
SHAREHOLDERS' EQUITY (NOTE 1)
1,000 shares authorized; -0- shares issued and outstanding		$0		$0
Common stock, par value $ .001; 99,999,000 shares authorized; issued & outstanding 3,690,400		3,190		3,190
Paid-in capital		20,000		20,000
Retained earnings <Accum. Deficit>		<199,511>		<199,511>
NET EQUITY/RETAINED EARNINGS <DEFICIT>	$	<176,321>	$	<176,321>
TOTAL ASSETS/LIABILITIES		$0		$0

The accompanying notes are an integral part of these financial statements.

Silver Bow Antique Aviation
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ending March 2005 & 2004

	March 31, 2004	March 31, 2005
Misc. Income	$-0-	$-0-
Operating Expenses:
Interest Expense	$-0-	$-0-
Admin Support	-0-	-0-
Depreciation (Note 3)	-0-	-0-
Misc. Expenses	-0-	-0-
New Business Development Expenses	-0-	-0-
Computer Services/Software Systems	-0-	-0-
Total Operating Expenses	$-0-	$-0-
Income (Loss) From Operations	$-0-	$-0-
Other Income/ (Expense): Misc. Other Income/ (Expense)	$-0-	$-0-
Credit/ Other Income	-0-	-0-
Total Net Other Income	$-0-	$-0-
Net Income (Loss)	$-0-	$-0-
Per share informatiion:
Basic (Loss) per common share	$0.000	$0.000
Basic weighted average number
Common Stock shares outstanding	3,190,400	3,190,400
Diluted (Loss) per common share	$0.000	$0.000
Diluted weighted average number
Common Stock shares outstanding	3,190,400	3,190,400

The accompanying notes are an integral part of these financial statements.

Silver Bow Antique Aviation
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ending March 31, 2005

		2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income <Loss> From Operations*	A	$-0-	$-0-
TRANSACTIONS NOT REQUIRING CASH:
Depreciation (NOTE 3)		$-0-	$-0-
Total transactions not requiring cash	A	$-0-	$-0-
CASH PROVIDED (USED) DUE TO CHANGES IN:
Current/Fixed Assets decrease/<increase>		$-0-	$-0-
Current liabilities/(decrease)/increase
Increase/Decrease Operating Expenses		$-0-	$-0-
Increase NP Cash Advances/New Business		-0-	-0-
Incr/Decr Other Current Liabilities		-0-	-0-
Increase NP Misc. Items		-0-	-0-
Total Net Increase Current Liabilities		$-0-	$-0-
Decrease Long Term Liability		-0-	-0-
Total Incr/(Decr.) Current/Long Term Liabilities	A	$-0-	$-0-
Net cash provided/(used) Operating Activities	A	$-0-	$-0-
Cash Flows from Investing Activities:	A	-0-	-0-
Cash Flows from Financing Activities:	A	-0-	-0-
Net Cash Increase(Decrease) = TOTAL OF A LINES		$-0-	$-0-
Cash, Beginning of period		-0-	-0-
Cash, End of period		$-0-	$-0-

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

Silver Bow Antique Aviation
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended March 31, 2005

GENERAL:

The condensed consolidated financial statements of Silver Bow Antique Aviation included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Silver Bow believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended March 31, 2005 should be read in conjunction with the financial statements and notes thereto included in this report.

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

The total number of Common Stock shares outstanding and issued as of the end of March 31, 2005 and 2004 were 3,690,400, total value $53,190. No other transactions have taken place since those dates for the Common Stock of the Company: Total Common Stock Shares outstanding and issued at March 31, 2005 were 3,690,400, total value of $53,190.

Preferred Stock.

The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through March 31, 2005, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize Silver Bow Antique Aviation to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the period ending March 31, 2005, there were 3,690,400 shares of Common Stock issued and outstanding. As of March 31, 2005, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets for the period ending March 31, 2005 and December 31, 2004.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of March 31, 2005 and December 31, 2004 were:

Category Description	Amounts due 3/31/05	Amounts due 12/31/04
Current Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

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

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years through the period ending March 31, 2005, and were approved by the Company’s Board of Directors pursuant to its policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: Sept. 5, 2007

Silver Bow Antique Aviation

/s/ Darren J. Holm
----------------------------------
By: Darren J. Holm, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ Darren J. Holm	President/CEO Director	September 5, 2007
Darren J. Holm

/s/ Dempsey K. Mork	CFO/Director	September 5, 2007
Dempsey K. Mork

/s/ Norbert LeBoeuf	Secretary/Director	September 5, 2007
Norbert LeBoeuf