Form 10KSB
period 2005-12-31
China Holdings, Inc.
filed 2007-09-06
CIK 1076891

 Silverbow 10K 2005
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2005
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.
Commission File Number 000-25997
China Holdings, Inc.
(Exact Name of Small Business Issuer as specified in its Charter)

Wyoming (State or other Jurisdiction of Incorporation or Organization)	91-1939533 (I.R.S. Employer Identification Number)
69930 Highway 111 Suite 108 Rancho Mirage, CA	92270
(Address of principal executive offices)	(Zip Code)
(760) 219-2776
(Issuer's telephone number)

Former Name: Silver Bow Antique Aviation

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__ No ____

Indicate the number of shares outstanding of each of the
issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Outstanding at December 31, 2005
No exhibits included.

PART I

Item 1. Description of Business

Business Development.

China Holdings, Inc. (the "Company") was organized under the laws of the State of Nevada on April 28, 1994, under the name "Silver Bow Antique Aviation". The Company was incorporated primarily to engage in the restoration and maintenance of antique aircraft.

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

Item 2. Description of Property.

The Company has no property as of the date of this report, (31 DEC 2005).

The Company Headquarters are located in Rancho Mirage, California and are furnished by Mr. Dempsey Mork, Chief Financial Officer, Director.

Item 3. Legal Proceedings.

None.

Item 4. Submission of matters to a vote of Security holders.

None.

Item 5. Market for Company's Common Equity and Related Stockholder Matters

Market Information. China Holdings, Inc.'s common stock is not included in the pink sheets or in the OTC Bulletin Board maintained by the NASD. China Holdings, Inc. plans to apply to the OTC Bulletin Board.

There is no public trading market for China Holdings, Inc.'s common stock and that there is no guarantee any trading market will develop.

Holders.

The shareholders of record of China Holdings, Inc. common stock, as of December 31, 2005 is 52.

Dividends. Holders of China Holdings, Inc. common stock are entitled to receive such dividends as may be declared by its board of directors.

PART II

Item 6. Management Discussion and Analysis or Plan of Operation.

China Holdings, Inc. is a “Development Stage Company” and is investigating various opportunities as a merger candidate. Currently, the Company has entered discussions with several, small to medium-size companies that are looking for merger opportunities for listings on a U.S. Stock Agency, such as AMX, NASDAQ, OTC, BULLETIN BOARD, etc.

The Management of China Holdings, Inc. has a broad background of management expertise in merging Companies (such as China Holdings, Inc.) with other Companies who are seeking assistance in becoming listed on a U.S. Stock Agency.

Item 7. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 3,190,440 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit; Percentage of Class is calculated on 3,190,400 total shares.

Name and address	Number of Shares Beneficially Owned	Percentage of Class
*Magellan Capital Corporation	597,600	16.19%
*Magellan Capital Corporation Pension Benefit Plan and Trust	900,000	24.39%
*Magellan Capital Corporation Profit Sharing Plan and Trust	900,000	24.39%
Dempsey K. Mork	648,500	17.57%
D. K. MORK TOTAL (4 SHAREHOLDERS)	*3,046,100	*82.54%
KNC INVESTMENTS INC/N L LeBoeuf	105,800	2.87%
Darren Holm	100,000	2.71%
TOTAL ( 6 Inside Shareholders)	3,251,900	88.12%
TOTAL (45 Outside Investors)	438,500	11.88%
GRAND TOTAL (52 SHAREHOLDERS)	3,190,400	100.00%

Mr. Randall Baker, Secretary left the Company in January 2002 and was replaced by Mr. Norbert LeBoeuf who assumed the duties of Secretary in addition to being the Controller/Director of China Holdings, Inc..

*NOTE: Mr. Dempsey Mork is considered to be a beneficial owner as described by 13d-3 (a), and, (b) of regulation 13-D. Neither the Pension Benefit Plan or the Profit Sharing Plan have pending or planned termination dates.

The following table sets forth the shareholdings of the Company's directors and executive officers as of these filings, to wit:
Name and Address	Number of Shares Beneficially Owned As of 12/31/2005	Percentage Of Class
Dempsey K.Mork/Prior Page	*3,046,100	*82.54%
KNC Investments, INC. and Norbert L	105,800	2.87%
Darren J. Holm	100,000	2.71%
	-------------	-------------
TOTALS	3,251,900	88.12%

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Darren J. Holm	President/CEO/Director	9/25/2001	-
Dempsey K. Mork	Chief Financial Officer/ Director	9/25/2001	-
Norbert L. LeBoeuf	Controller/Director Became Secretary due to R. Baker's departure Jan 02	6/30/1996	-

Business Experience of Directors/Executive Officers:

Mr. Darren Holm was elected President/CEO and Director of China Holdings, Inc. in September 2001. His educational background includes Ambulance and Emergency Care, Georgia College through 1984; A.S. EMS Systems Management at Davenport University through December 1985, and A.S. Respiratory Care, June 1989. Business experience includes 13 years with Springs Ambulance/American Medical Response as Paramedic/Field Training Officer; three years as Medical Division Manager with Desert Airlines, (an aero-medical transport company); and, 3 years with Air Service International--1 year Medical Operations/Office Manager and 2 years as General Manager. Mr. Holm will spend approximately 20 hours per week on China Holdings, Inc. business.

Mr. Mork is the majority shareholder, Chief Financial Officer/Director of China Holdings, Inc.. He has been an officer/director of the Company since its formation in 1994. For the past six years, he has been officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Knickerbocker Capital, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business trans-actions. He will spend approximately 20 hours per month on China Holdings, Inc. business.

Mr. Norbert LeBoeuf is a shareholder, officer and director of China Holdings, Inc.. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace.

Significant Employees.

The Company has no employees who are not executive officers.

Item 10. Executive Compensation.

None.

(1) In April 1994, 936,900 shares of "unregistered" and "restricted" shares of the Company's Common Stock were issued (for services rendered):*

	597,600	Magellan Capital Corporation
	148,500	Dempsey K. Mork	(Officer/ Director)
	61,000	Randall A. Baker Mr. Baker left the Company in January 2002	(Officer/ Director)
	73,800	Robert J. Flliatreaux	(Outside Consultant)
	55,800	Norbert L. LeBoeuf	(Officer/ Director)
Total	936,500

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

Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

PART F/S
Index to Financial Statements

Financial Statements

Financial Statements for 12 months year ended December 31, 2005 have been prepared by the Management Group of China Holdings, Inc.:

China Holdings, Inc.
(A Development Stage Company)
BALANCE SHEET

ASSETS		December 31, 2005		December 31, 2004
CURRENT ASSETS: (Note 5)
Deposit Cash/New Business Oper.
		$0		$0
Total current assets
		$0		$0
FIXED ASSETS: (Note 3)
Property/Equipment
		$0		$0
Less Accumulated Depreciation
	<	0		$0
Net Fixed Assets
		$0		$0
TOTAL ASSETS		$0		$0
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES: (Note 4)
Misc. Accrued Liabilitites
		$0		$0
Other Liabilities
		$0		$0
Total current liabilities
		$0		$0

LONG TERM LIABILITIES: (Note 3)		$0		$0
Net Total Long Term Liabilities		$0		$0

TOTAL LIABILITIES		$0		$0

SHAREHOLDERS' EQUITY (NOTES 1 & 2)
1,000 shares authorized; -0- shares issued and outstanding		$-0-		$-0-
Common stock, par value $.001; 99,999,000 shares authorized; issued & outstanding 3,190,400		53,190		53,190
Paid-in capital		0		0
Retained earnings <Accum deficit>		< 53,190 >		< 53,190 >
TOTAL SHAREHOLDERS' EQUITY <DEFICIT>	$	< 0 >	$	< 0 >
TOTAL LIABILITIES & EQUITY		$0		$0

The accompanying notes are an integral part of these financial Statements

China Holdings, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Twelve Months/Year Ending December 31, 2005 & 2004

	December 31, 2005	December 31, 2004
Misc. Income	$-0-	$-0-
Operating Expenses:
- Interest Expense	$-0-	$-0-
- Admin Support	-0-	-0-
- Depreciation (NOTE 3)	-0-	-0-
- Misc. Expenses	-0-	-0-
- New Business Development Expenses	-0-	-0-
- Computer Services/software Systems	-0-	-0-
TOTAL OPERATING EXPENSES	$-0-	$-0-
Income (Loss) From Operations	$-0-	$-0-
Other Income/(Expense): Misc. Other Income/ (Expense)	$-0-	$-0-
Credit/Other Income	-0-	-0-
TOTAL NET OTHER INCOME	$-0-	$-0-
Net Income (Loss)	$-0-	$-0-
Per share information:
Basic (loss) per common share	$0.000	$0.000
Basic weighted average number Common Stock shares outstanding	3,190,400	3,190,400
Diluted (loss) per common share	$0.000	$0.000
Diluted weighted average number Common Stock shares outstanding	3,190,400	3,190,400

The accompanying notes are an integral part of these financial statements

China Holdings, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For Twelve Months/Year Ending December 31, 2005 & 2004

		2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
- Income <Loss> From Operations*	A	$-0-	$-0-
TRANSACTIONS NOT REQUIRING CASH:
- Depreciation (NOTE 3)		$-0-	$-0-
Total transactions not requiring cash	A	$-0-	$-0-
CASH PROVIDED (USED) DUE TO CHANGES IN:
- Current/Fixed Assets decrease/<increase>		$-0-	$-0-
- Current liabilities/(decrease)/increase
- Incr/Decr Operating Expenses		$-0-	$-0-
- Increase NP Bash Advances/New Business		-0-	$-0-
- Incr/Decr Other Current Liabilities		-0-	$-0-
- Increase NP Misc. Items		-0-	$-0-
- Total Net Increase Current Liabilities		$-0-	$-0-
- Decrease Long Term Liability		-0-	$-0-
Total Incr/(Decr)Current/Long Term Liabilities	A	$-0-	-0-
Net cash provided/(used) Operating Activities	A	$-0-	-0-
Cash Flows from Investing Activities:	A	-0-	-0-
Cash Flows from Financing Activities:	A	-0-	-0-
Net Cash Increase(Decrease) = TOTAL OF A LINES		$-0-	$-0-
Cash, Beginning of period		-0-	-0-
Cash, End of period		$-0-	$-0-

China Holdings, Inc.
(A Development Stage Company)
Statement Stockholders' Equity Year Ended December 31/Inception to 2005

		PREF SHS		STOCK AMT		COMMON SHARES		STOCK AMT		PAID-IN CAPITAL		ACCUMULATED EARNINGS (LOSSES)		TOTAL NET (DEFICIT)
BALANCE AT	$		$		$		$		$		$		$
12/31/94		-0-		-0-		-0-		-0-		-0-		-0-		-0-
BALANCE AT
13/31/95		-0-		-0-		-0-		-0-		-0-		-0-		-0-
ISSUE SHARES AT
PAR VALUE FOR CONSULTING SERVICES		-0-		-0-		936,900*		936		-0-		(936)		-0-

BALANCE AT
12/31/96		-0-		-0-		936,900		936		-0-		(936)		-0-
BALANCE AT
13/31/97		-0-		-0-		936,900		936		-0-		(936)		-0-
SALES OF
COMMON STOCK FOR CASH, AT PAR VALUE, ON DEC 30, 1998		-0-		-0-		2,053,500		2,054		-0-		-0-		2,054

BALANCE AT
12/31/98		-0-		-0-		2,990,400		2,990		-0-		(936)		2,054
* AFTER 900 FOR 1 FORWARD STOCK SPLIT AUTHORIZED ON OCTOBER 15, 1998. SHARES ISSUED IN 1996 FOR SERVICES RENDERED ARE STATED AT POST SPLIT PAR VALUES.
YR 1999 (LOSS)												-0-		-0-

BAL 12/31/1999		-0-		-0-		2,990,400		2,990		-0-		(936)		2,054
YR 2000 (LOSS)												-0-		-0-

BAL 12/31/2000		-0-		-0-		2,990,400		2,990		-0-		(936)		2,054
ISSUE SHARES/ SVCS RENDERED						200,000		200		-0-		(200)		-0-
YR 2001 YTD ADJ.												(2,054)	*
YRS 2005-05 (LOSS)										-0-		-0-		-0-
5YR Convertible $50K Note Payable Admin Support/ $.10/share for 500,000 shares						500,000		50,000		-0-		(50,000)		-0-

BAL 12/31/2005		-0-		-0-		3,190,400		53,190		-0-		(53,190)		-0-
YR 2005 (LOSS)												-0-		-0-

BAL 12/31/2005		-0-		-0-		3,190,400		53,190		-0-		(53,190)		-0-

China Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Twelve Months Ended December 31, 2005

GENERAL:

The condensed consolidated financial statements of China Holdings, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, China Holdings, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2005 should be read in conjunction with the financial statements and notes thereto included in this report.

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

Common Stock.
During 1996, certain consulting services were rendered to the Company by the majority stockholder, Magellan Capital Corporation, (a Nevada Corporation doing business in California) and 4 other individuals. The value of such services were at the stated par value for 1,041 shares issued on July 15, 1995 and have been stated on the Balance sheet, the Statement of Operations and the Cash Flow Statement at $936 for the year ending 12/31/96, which amount reflects the par value of the original issue on the date of the 900 for 1 forward stock split on the 1,041 shares. Revised number of shares issued and outstanding after the foregoing split were 936,900, with a total value of $936.00 as of the end of the year December 31, 1996.

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

The total number of Common Stock shares outstanding and issued at year end December 31, 2004 and 2005 were 3,190,400, total value $53,190. No other transactions have taken place since those dates for the Common Stock of the Company: Total Common Stock Shares outstanding and issued At December 31, 2005 were 3,190,400, total value of $53,190.

On October 6, 2005 Silver Bow Antique Aviation, a Nevada corporation, merged with China Holdings, Inc, a Wyoming corporation with the Wyoming corporation surving for the purpose of effecting a name change and redomincile from Nevada to Wyoming.

Preferred Stock.
The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through December 31, 2005, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize China Holdings, Inc. to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the year ending December 31, 2005, there were 3,190,400 shares of Common Stock issued and outstanding. As of December 31, 2005, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets as of the end of the current year ending December 31, 2005.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of the end of the
years December 31, 2004 and 2005 were:

Category Description	Amounts due 12/31/2005	Amounts due 12/31/2004

Current Liabilities	$0	$0

TOTAL LIABILITIES	$0	$0

NOTE 5. GOING CONCERN AND INCIDENTAL COSTS:

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commissions have been paid or assumed by Mr. Dempsey Mork, Chief Financial Officer/ Director, the majority shareholder of China Holdings, Inc.. This will continue for the foreseeable future.

(b) List of Exhibits

31	302 Certification
32	906 Certification

(B)	REPORTS ON FORM 8-K
None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, tax and accounting fees for ongoing normal business activities will continue to be paid by Mr. Dempsey Mork, Chief Financial Officer, Director, the majority Shareholder of China Holdings, Inc..

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years through the year ending December 31, 2005, and were were approved by the Company’s Board of Directors pursuant to its policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: September 6, 2007

China Holdings, Inc.

/s/	Darren Holm

By:	Darren Holm, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ Darren Holm	President/CEO	September 6, 2007
Darren Holm	Director

/s/ Dempsey Mork	CFO/Director	September 6, 2007
Dempsey Mork

/s/ Norbert Le Boeuf	Secretary/Director	September 6, 2007
Norbert Le Boeuf