Form 10QSB
period 2007-06-30
China Holdings, Inc.
filed 2007-09-06
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2007

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

Yes	[X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Oustanding at June 30, 2007
No exhibits included.

PART I

ITEM 1. Financial Information

Financial Statements

China Holdings, Inc.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS		June 30 , 2007		December 31, 2006
CURRENT ASSETS:
Deposit Cash/New Business Oper.		$0		$0
Total Current Assets		$0		$0
FIXED ASSETS: (Note 3)
Property/Equipment Less		$0		$0
Accumulated Depreciation	<	0		$0
Net Fixed Assets		$0		$0
TOTAL ASSETS		$0		$0
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities: (Note 4)
Misc. Accured Liabilities		$0		$0
Other Liabilities		0		0
Total current liabilities		$0		$0
LONG TERM LIABILITIES: (Note 5)		$176,321		$176,321
Net Total Long Term Liabilities		$0		$0
TOTAL LIABILITIES		$0		$0
SHAREHOLDERS' EQUITY (NOTES 1 & 2)
1,000 shares authorized; -0- shares issued and outstanding		$0		$0
Common stock, par value $ .001; 99,999,000 shares authorized; issued & outstanding 3,190,400		3,190		3,190
Paid-in capital		20,000		20,000
Retained earnings <Accum. Deficit>		<199,511>		<199,511>
NET EQUITY/RETAINED EARNINGS <DEFICIT>	$	<176,321>	$	<176,321>
TOTAL ASSETS/LIABILITIES		$0		$0

The accompanying notes are an integral part of these financial statements.

China Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unauditied)

	For the three months ending June 30, 2007	For the six months ending June 30, 2007		Cumulative from inception (Aug 10, 1998) to June 30, 2007
	-------------------	--------------------		----------------------
Revenues	$-0-	$-0-		$2,170
--------------------------------------------------------------------------------------------------------------------
Operating expenses

New Business Development Expenses	-0-	-0-		6,025
Services Rendered	-0-	-0-		1,136
Interest Expense	-0-	-0-		41,840
Admin Support	-0-	-0-		25,000
Computer Services	-0-	-0-		6,800
Aircraft Operating Expenses	-0-	-0-		85,788
Depreciation Expense	-0-	-0-		97,308
	-------------------	---------------------		--------------------
Total Operating Expenses	-0-	-0-		263,897
--------------------------------------------------------------------------------------------------------------------
Income [Loss] From Operations	-0-	-0-		[261,727]
--------------------------------------------------------------------------------------------------------------------
Other Income (Loss)
Gain [Loss] Sale of Air Craft	-0-	-0-		2,105
Other Income (Expense) Recapture Deperc.	-0-	-0-		63,021
Interest (Expense) Prior To Adj.	-0-	-0-		(2,910)
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss)	-0-	-0-		[199,511]
--------------------------------------------------------------------------------------------------------------------
Avg. Shares Outstanding				3,190,400

Income [Loss] Per Avg. Share Outstanding			$	[0.06]

The accompanying notes are an integral part of these condensed financial statements.

China Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ending June 30, 2007	For the six months ending June 30, 2007	Cumulative from inception (Aug 10, 1998) to June 30, 2007
	---------------------------	----------------------------	----------------------------
Operating Activities Net loss	$-0-	$-0-	$(199511)
-------------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash used in operations:
Increase (Decrease) in accounts payable and related parties	-0-	-0-	180,625
Depreciation	-0-	-0-	97,308
Loss (Gain) Sale Aircraft	-0-	-0-	[26,469]
-------------------------------------------------------------------------------------------------------------------------------------
Net cash (used) in operating activities	-0-	-0-	251,464
-------------------------------------------------------------------------------------------------------------------------------------
Investing Activities - Cash (Used):	-	-	-

Cash [used] to Purchase Aircraft	-0-	-0-	[178,000]
Cash provided Sale of Aircraft	-0-	-0-	60,000
Contribution to Capital Sale of aircraft	-0-	-0-	20,000
Issuance of shares for cash	-	-	2,232

-------------------------------------------------------------------------------------------------------------------------------------
Net Increase (decrease) Investing and Financing Activities	-0-	-0-	[96,668]
Net Cash (used) Provided	-0-	-0-	157,736
Net change in cash	-0-	-0-	44,715
	---------------------------	----------------------------	------------------------------
Cash beginning of period 12/31/00	$-0-	$-0-	$6,950
Cash at end of period 12/31/02	-0-	-0-	37,765
Cash at end of period 12/31/03	-0-	-0-	44,715
Cash begin of period 01/01/04	-0-	-0-	-0-
	==================	===================	====================
Supplemental Information:
Cash paid for interest and income taxes	$-0-	$-0-	$-0-

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

China Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the six months ended June, 2007

GENERAL:

The condensed consolidated financial statements of China Holdings, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, China Holdings, Inc.believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six month period ended June 30, 2007 should be read in conjunction with the financial statements and notes thereto included in this report.

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

The total number of Common Stock shares outstanding and issued as of the end of June 30, 2007 and 2004 were 3,190,400, total value $3,190. No other transactions have taken place since those dates for the Common Stock of the Company: Total Common Stock Shares outstanding and issued at June 30, 2007 were 3,190,400, total value of $3,190.

On October 6, 2005 Silver Bow Antique Aviation, a Nevada corporation, merged with China Holdings, Inc, a Wyoming corporation with the Wyoming corporation surving for the purpose of effecting a name change and redomincile from Nevada to Wyoming.

Preferred Stock.

The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through June 30, 2007, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize China Holdings, Inc. to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the period ending June 30, 2007, there were 3,190,400 shares of Common Stock issued and outstanding. As of June 30, 2007, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets for the period ending June 30, 2007 and December 31, 2004.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of June 30, 2007 and December 31, 2004 were:

Category Description	Amounts due 6/30/2007	Amounts due 12/31/2006
Current Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

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

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years through the period ending June 30, 2007, and were approved by the Company’s Board of Directors pursuant to its policies and procedures.

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