Form 10-Q
period 2007-09-30
China Holdings, Inc.
filed 2008-03-24
CIK 1076891

 Subject: Untitled Document Date: Wed, 5 Mar 2008 14:23:29 -0800 MIME-Version: 1.0 Content-Type: text/html; charset="iso-8859-1" Content-Transfer-Encoding: quoted-printable Content-Location: file://C:\Documents and Settings\IgnacioL\Desktop\Silver Bow\chq907dw.html X-MimeOLE: Produced By Microsoft MimeOLE V6.00.2900.3198 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF = THE=20 SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2007 =

Commission File Number 000-25997

China Holdings, Inc.
(Exact Name of Small Business = Issuer as=20 specified in its Charter)

Nevada	91-1939533
(State or other Jurisdiction of Incorporation = or=20 Organization)	(I.R.S. Employer Identification Number) =

78365 Hwy 111, Ste. 382 LaQuinta, CA =	92253
(Address of principal executive = offices)	(Zip Code)

Former Name: Silver Bow Antique Aviation

Check whether the Issuer (1) filed all reports = required to be=20 filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 = during the=20 preceding 12 months (or for such shorter period that the Registrant was = required=20 to file such reports) and (2) has been subject to such filing = requirements for=20 the past 90 days.

Yes	[X]	No

Indicate the number of shares outstanding of each of = the=20 issuer's classes of Common Equity, as of the latest practicable = date.

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Oustanding at September 30, = 2007=20
No exhibits included.

PART I

ITEM 1. Financial Information

Financial Statements

China Holdings, Inc.
(A Development Stage = Company)
BALANCE=20 SHEET
(Unaudited)

ASSETS	September 30 , 2007		December 31, 2006
CURRENT ASSETS:
Deposit Cash/New Business Oper.		$0		$0
Total Current Assets	$0		$0
FIXED ASSETS: (Note 3)
Property/Equipment Less		$0		$0
Accumulated Depreciation	<	0		$0
Net Fixed Assets	$0		$0
TOTAL ASSETS	$0		$0
LIABILITIES & SHAREHOLDERS' EQUITY =
Current Liabilities: (Note 4)
Misc. Accured Liabilities		$0		$0
Other Liabilities		0		0
Total current liabilities	$0		$0
LONG TERM LIABILITIES: (Note 5)	$176,321		$176,321
Net Total Long Term Liabilities		$0		$0
TOTAL LIABILITIES	$0		$0
SHAREHOLDERS' EQUITY (NOTE 1)
1,000 shares authorized; -0- shares issued and=20 outstanding		$0		$0
Common stock, par value $ = .001; 99,999,000=20 shares authorized; issued & outstanding 3,190,400		3,190		3,190
Paid-in capital		20,000		20,000
Retained earnings <Accum. Deficit> =		<199,511>		<199,511>
NET EQUITY/RETAINED EARNINGS=20 <DEFICIT> $	<176,321>	$	<176,321>
TOTAL ASSETS/LIABILITIES	$0	$

The accompanying notes are an integral part of these financial = statements.=20

China Holdings, Inc.
(A Development Stage Company)=20
STATEMENTS OF OPERATIONS
(Unauditied)

	For the three months ending September 30, = 2007	For the nine months ending September 30, = 2007	Cumulative from inception (Aug 10, 1998) = to=20 September 30, 2007
	--------------------	--------------------	----------------------

Revenues	$-	$-	$-
Operating expenses	-0-	-0-	199511
Net loss from operations	-0-	-0-	(199511)

Other income (expense)	-	-	-
Net loss	$-0-	$-0-	$(199511)

Net loss per share	$(0.00)	$(0.00)	(0.62)

Weighted average common shares outstanding	3,190,400	3,190,400	3,190,400

The accompanying notes are an integral part of these = condensed=20 financial statements.

China Holdings, Inc.
(A Development Stage=20 Company)
STATEMENTS OF CASH FLOWS

For the three months
ending September 30, = 2007

For the nine months
ending September 30, = 2007

Cumulative from
inception
(Aug 10, 1998) = to=20
September 30, 2007

--------------------------------

------------------------------

----------------------------

Operating Activities
Net loss

$

-0-

$

-0-

$

(199511)

Adjustments to reconcile net loss to net cash used in = operations:=20

Issuance of shares for services rendered

-

-

473

Issuance of notes payable to related parties for services = rendered=20

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

---------------------------

------------------------------

-------------------------------

Net cash provided by financing activities

-

-

1,027

Net change in cash
Cash at beginning of period

-

-

-

---------------------------

------------------------------

-------------------------------

Cash at end of period

$

-

$

-

$

-

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D =

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D =

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=

Supplemental Information:
Cash paid for interest and income = taxes=20

$

-

$

-

$

-

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D =

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D =

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=

Non-cash investing and financing activities:
Issuance of = notes=20 payable to related parties for services

$

-

$

-

$

70,000

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D =

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D =

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=

Reclassification from accounts payable to accounts payable- = related=20 parties due to payment of accounts payable by related parties =

$

-0-

$

-

$

-0-

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D =

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D =

=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=3D=

Conversion of related party notes payable to common = stock

$

70,000

$

-

$

70,000

The accompanying notes are an integral part of these FINANCIAL=20 STATEMENTS.

China Holdings, Inc.
(A Development Stage = Company)
Notes=20 to Financial Statements
For The Three Months Ended September 30, = 2007

GENERAL:

The condensed consolidated financial statements of = China=20 Holdings, Inc. included herein, have been prepared pursuant to the rules = and=20 regulations of the Securities and Exchange Commission. Although certain=20 information normally included in financial statements prepared in = accordance=20 with generally accepted accounting principles has been condensed or = omitted,=20 Silver Bow believes that the disclosures are adequate to make the = information=20 presented not misleading. The condensed financial statements for the = nine month=20 period ended September 30, 2007 should be read in conjunction with the = financial=20 statements and notes thereto included in this report.

The condensed consolidated financial statements included herein = reflect all=20 normal recurring adjustments that, in the opinion of management, are = necessary=20 for fair presentation.

The Company has not commenced operations and has no working = capital.

NOTE 1 - ORGANIZATION AND BUSINESS PLAN:

Company was organized under the laws of the State of Nevada on April = 28, 1994=20 under the name of Silver Bow Antique Aviation. The Company was = incorporated to=20 engage in any lawful activities.

The Company's articles initially authorized 1,000 shares of Preferred = Stock=20 and 10,000 shares of Common Stock, both at a par value of $.001 per = share.

Common Stock.

During 1996, certain consulting services were rendered to the Company = by the=20 majority stockholder, Magellan Capital Corporation, (a Nevada = Corporation doing=20 business in California) and 4 other individuals. The value of such = services were=20 at the stated par value for 1,041 shares issued on July 15, 1995 and = have been=20 stated on the Balance sheet, the Statement of Operations and the Cash = Flow=20 Statement at $936 for the year ending 12/31/96, which amount reflects = the par=20 value of the original issue on the date of the 900 for 1 forward stock = split on=20 the 1,041 shares. Revised number of shares issued and outstanding after = the=20 foregoing split were 936,900, with a total value of $936.00 as of the = end of the=20 year September 30, 1996.

On December 30, 1998, 2,053,500 shares were sold for $2,054 cash at = the=20 stated par value of $.001 per share. Total shares outstanding at year = end=20 12/31/98 were 2,990,400, with a total value of $2,990.

On September 25, 2001, 200,000 shares were issued at the stated par = value of=20 $.001 per share for services rendered through September, 2001: 100,000 = shares to=20 Darren J. Holm, the newly appointed President of the Company and 50,000 = shares=20 each to Randall Baker, Secretary and Norm LeBoeuf, Controller.

The total number of Common Stock shares outstanding and issued as of = the end=20 of September 30, 2007 and 2006 were 3,190,400, total value $53,190. No = other=20 transactions have taken place since those dates for the Common Stock of = the=20 Company: Total Common Stock Shares outstanding and issued at September = 30, 2007=20 were 3,190,400, total value of $53,190.

On October 6, 2005 Silver Bow Antique Aviation, a Nevada corporation, = merged=20 with China Holdings, Inc, a Wyoming corporation with the Wyoming = corporation=20 surving for the purpose of effecting a name change and redomincile from = Nevada=20 to Wyoming.

Preferred Stock.

The original articles of incorporation, April 28, 1994, authorized = 1,000=20 shares of Preferred Stock with a stated par value of $.001 per share. = From=20 inception (April 28, 1994) through September 30, 2007, no Preferred = Stock Shares=20 have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize China Holdings, = Inc. to=20 issue up to 99,999,000 shares of Common Stock with a par value of $.001 = per=20 share and 1,000 shares of Preferred Stock, with a par value of $.001 per = share.=20 As of the period ending September 30, 2007, there were 3,190,400 shares = of=20 Common Stock issued and outstanding. As of September 30, 2007 = ASSETS:

The Company has no Fixed Assets for the period ending September 30, = 2007 and=20 December 31, 2006.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of September = 30, 2007=20 and December 31, 2006 were:

NOTE 5. LONG TERM LIABILITY

Assets and current liabilities have been consolidated into a long = term=20 liability note in favor of a D.K. Mork, the majority stock holder of = China=20 Holdings, as set fourth in Part I - Item 6 .

NOTE 6. GOING CONCERN AND INCIDENTAL COSTS:

Incidental costs to maintain legal registrations of the Company in = the State=20 of Nevada and with the Security and Exchange Commissions have been paid = or=20 assumed by Mr. Dempsey Mork, Chief Financial Officer/ Director, the = majority=20 shareholder of China Holdings. This will continue for the foreseeable=20 future.

(B) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, tax and accounting fees for ongoing normal business activities = will=20 continue to be paid by Mr. Dempsey Mork, Chief Financial Officer, = Director, the=20 majority Shareholder of China Holdings.

The Board of Directors, acting as the Audit Committee considered = whether, and=20 determined that, the auditor's provision of non-audit services was = compatible=20 with maintaining the auditor's independence. All of the services = described above=20 for fiscal years through the period ending September 30, 2007, and were = approved=20 by the Company=92s Board of Directors pursuant to its policies and = procedures.=20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities = Exchange Act of 1934, as amended, the Company has duly caused this = Report to be=20 signed on its behalf by the undersigned duly authorized person.

Date: March 1, 2008

China Holdings, Inc.

/s/ Darren J. Holm
----------------------------------
By: = Darren J.=20 Holm, President

Pursuant to the requirements of the Securities Exchange Act of 1934, = the=20 Registrant has duly caused this report to be signed on its behalf by the = undersigned thereunto duly authorized.

Category Description				Amounts due 9/30/2007		Amounts due 12/31/2006
Current Liabilities				$0		$0
	TOTAL LIABILITIES		$0	$	List of Exhibits
	31	302 Certification
	32	Signature		Capacity		Date
/s/ Darren J. Holm		President/CEO Director		March 1, 2008
Darren J. Holm

/s/ Dempsey K. Mork		CFO/Director		March 1, 2008
Dempsey K. Mork

/s/ Norbert LeBoeuf		Secretary/Director		March 1, 2008
Norbert LeBoeuf