Form 10-K
period 2007-12-31
China Holdings, Inc.
filed 2008-03-24
CIK 1076891

 10K 1 silver.htm font-size: 24px; font-weight: bold; } -->
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2007
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.
Commission File Number 000-25997
China Holdings, Inc.
(Exact Name of Small Business Issuer as specified in its Charter)

Wyoming (State or other Jurisdiction of Incorporation or Organization)	91-1939533 (I.R.S. Employer Identification Number)
78365 Hwy. 111 Ste. 382 La Quinta, CA	922253
(Address of principal executive offices)	(Zip Code)
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

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Outstanding at December 31, 2007
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

Item 2. Description of Property.

The Company has no property as of the date of this report, (31 DEC 2007).

The Company Headquarters are located in La Quinta, California and are furnished by Mr. Dempsey Mork, Chief Financial Officer, Director.

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

Holders.

The shareholders of record of China Holdings, Inc. common stock, as of December 31, 2007 is 52.

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

The following table sets forth the shareholdings of the Company's directors and executive officers as of these filings, to wit:
Name and Address	Number of Shares Beneficially Owned As of 12/31/2007	Percentage Of Class
Dempsey K.Mork/Prior Page	*3,046,100	*82.54%
KNC Investments, INC. and Norbert L	105,800	2.87%
Darren J. Holm	100,000	2.71%
	-------------	-------------
TOTALS	3,251,900	88.12%

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

PART F/S
Index to Financial Statements

Financial Statements

Financial Statements for 12 months year ended December 31, 2007 have been prepared by the Management Group of China Holdings, Inc.:

China Holdings, Inc.
(A Development Stage Company)
BALANCE SHEET

ASSETS		December 31, 2007		December 31, 2006
CURRENT ASSETS: (Note 5)
Deposit Cash/New Business Oper.
		$0		$0
Total current assets
		$0		$0
FIXED ASSETS: (Note 3)
Property/Equipment
		$0		$0
Less Accumulated Depreciation
	<	0		$0
Net Fixed Assets
		$0		$0
TOTAL ASSETS		$0		$0
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES: (Note 4)
Misc. Accrued Liabilitites
		$0		$0
Other Liabilities
		$0		$0
Total current liabilities
		$0		$0

LONG TERM LIABILITIES: (Note 3)		$0		$0
Net Total Long Term Liabilities		$0		$0

TOTAL LIABILITIES		$0		$0

SHAREHOLDERS' EQUITY (NOTES 1 & 2)
1,000 shares authorized; -0- shares issued and outstanding		$-0-		$-0-
Common stock, par value $.001; 99,999,000 shares authorized; issued & outstanding 3,190,400		53,190		53,190
Paid-in capital		0		0
Retained earnings <Accum deficit>		< 53,190 >		< 53,190 >
TOTAL SHAREHOLDERS' EQUITY <DEFICIT>	$	< 0 >	$	< 0 >
TOTAL LIABILITIES & EQUITY		$0		$0

The accompanying notes are an integral part of these financial Statements

China Holdings, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Twelve Months/Year Ending December 31, 2007 & 2006

	December 31, 2007	December 31, 2006
Misc. Income	$-0-	$-0-
Operating Expenses:
- Interest Expense	$-0-	$-0-
- Admin Support	-0-	-0-
- Depreciation (NOTE 3)	-0-	-0-
- Misc. Expenses	-0-	-0-
- New Business Development Expenses	-0-	-0-
- Computer Services/software Systems	-0-	-0-
TOTAL OPERATING EXPENSES	$-0-	$-0-
Income (Loss) From Operations	$-0-	$-0-
Other Income/(Expense): Misc. Other Income/ (Expense)	$-0-	$-0-
Credit/Other Income	-0-	-0-
TOTAL NET OTHER INCOME	$-0-	$-0-
Net Income (Loss)	$-0-	$-0-
Per share information:
Basic (loss) per common share	$0.000	$0.000
Basic weighted average number Common Stock shares outstanding	3,190,400	3,190,400
Diluted (loss) per common share	$0.000	$0.000
Diluted weighted average number Common Stock shares outstanding	3,190,400	3,190,400

The accompanying notes are an integral part of these financial statements

China Holdings, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For Twelve Months/Year Ending December 31, 2007 & 2006

		2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
- Income <Loss> From Operations*	A	$-0-	$-0-
TRANSACTIONS NOT REQUIRING CASH:
- Depreciation (NOTE 3)		$-0-	$-0-
Total transactions not requiring cash	A	$-0-	$-0-
CASH PROVIDED (USED) DUE TO CHANGES IN:
- Current/Fixed Assets decrease/<increase>		$-0-	$-0-
- Current liabilities/(decrease)/increase
- Incr/Decr Operating Expenses		$-0-	$-0-
- Increase NP Bash Advances/New Business		-0-	$-0-
- Incr/Decr Other Current Liabilities		-0-	$-0-
- Increase NP Misc. Items		-0-	$-0-
- Total Net Increase Current Liabilities		$-0-	$-0-
- Decrease Long Term Liability		-0-	$-0-
Total Incr/(Decr)Current/Long Term Liabilities	A	$-0-	-0-
Net cash provided/(used) Operating Activities	A	$-0-	-0-
Cash Flows from Investing Activities:	A	-0-	-0-
Cash Flows from Financing Activities:	A	-0-	-0-
Net Cash Increase(Decrease) = TOTAL OF A LINES		$-0-	$-0-
Cash, Beginning of period		-0-	-0-
Cash, End of period		$-0-	$-0-

China Holdings, Inc.
(A Development Stage Company)
Statement Stockholders' Equity Year Ended December 31/Inception to 2007

		PREF SHS		STOCK AMT		COMMON SHARES		STOCK AMT		PAID-IN CAPITAL		ACCUMULATED EARNINGS (LOSSES)		TOTAL NET (DEFICIT)
BALANCE AT	$		$		$		$		$		$		$
12/31/94		-0-		-0-		-0-		-0-		-0-		-0-		-0-
BALANCE AT
13/31/95		-0-		-0-		-0-		-0-		-0-		-0-		-0-
ISSUE SHARES AT
PAR VALUE FOR CONSULTING SERVICES		-0-		-0-		936,900*		936		-0-		(936)		-0-

BALANCE AT
12/31/96		-0-		-0-		936,900		936		-0-		(936)		-0-
BALANCE AT
13/31/97		-0-		-0-		936,900		936		-0-		(936)		-0-
SALES OF
COMMON STOCK FOR CASH, AT PAR VALUE, ON DEC 30, 1998		-0-		-0-		2,053,500		2,054		-0-		-0-		2,054

BALANCE AT
12/31/98		-0-		-0-		2,990,400		2,990		-0-		(936)		2,054
* AFTER 900 FOR 1 FORWARD STOCK SPLIT AUTHORIZED ON OCTOBER 15, 1998. SHARES ISSUED IN 1996 FOR SERVICES RENDERED ARE STATED AT POST SPLIT PAR VALUES.
YR 1999 (LOSS)												-0-		-0-

BAL 12/31/1999		-0-		-0-		2,990,400		2,990		-0-		(936)		2,054
YR 2000 (LOSS)												-0-		-0-

BAL 12/31/2000		-0-		-0-		2,990,400		2,990		-0-		(936)		2,054
ISSUE SHARES/ SVCS RENDERED						200,000		200		-0-		(200)		-0-
YR 2001 YTD ADJ.												(2,054)	*
YRS 2007-06 (LOSS)										-0-		-0-		-0-
5YR Convertible $50K Note Payable Admin Support/ $.10/share for 500,000 shares						500,000		50,000		-0-		(50,000)		-0-

BAL 12/31/2007		-0-		-0-		3,190,400		53,190		-0-		(53,190)		-0-
YR 2007 (LOSS)												-0-		-0-

BAL 12/31/2007		-0-		-0-		3,190,400		53,190		-0-		(53,190)		-0-

China Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Twelve Months Ended December 31, 2007

GENERAL:

The condensed consolidated financial statements of China Holdings, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, China Holdings, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2007 should be read in conjunction with the financial statements and notes thereto included in this report.

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

The total number of Common Stock shares outstanding and issued at year end December 31, 2006 and 2007 were 3,190,400, total value $53,190. No other transactions have taken place since those dates for the Common Stock of the Company: Total Common Stock Shares outstanding and issued At December 31, 2007 were 3,190,400, total value of $53,190.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize China Holdings, Inc. to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the year ending December 31, 2007, there were 3,190,400 shares of Common Stock issued and outstanding. As of December 31, 2007, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets as of the end of the current year ending December 31, 2007.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of the end of the
years December 31, 2007 and 2006 were:

Category Description	Amounts due 12/31/2007	Amounts due 12/31/2006

Current Liabilities	$0	$0

TOTAL LIABILITIES	$0	$0

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

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years through the year ending December 31, 2007, and were were approved by the Company’s Board of Directors pursuant to its policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: March 3, 2008

China Holdings, Inc.

/s/	Darren Holm

By:	Darren Holm, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ Darren Holm	President/CEO	March 3, 2008
Darren Holm	Director

/s/ Dempsey Mork	CFO/Director	March 3, 2008
Dempsey Mork

/s/ Norbert Le Boeuf	Secretary/Director	March 3, 2008
Norbert Le Boeuf