Form 10KSB/A
period 2006-12-31
China Holdings, Inc.
filed 2008-07-01
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
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

Yes ☒  No ☐

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

Mr. Mork is the majority shareholder, Chief Financial Officer/Director of China Holdings, Inc. He has been an officer/director of the Company since its formation in 1994. For the past six years, he has been officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Knickerbocker Capital, Apex Capital, Asian Financial and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business trans-actions. He will spend approximately 20 hours per month on China Holdings, Inc. business.

Mr. Norbert LeBoeuf is a shareholder, officer and director of China Holdings, Inc. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace.

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

(2) In December 2001, 200,000 shares were issued for services rendered through December 2001, as follows:

100,000 to Darren J. Holm, the newly elected President/CEO- Director, and, 50,000 each to Randall A. Baker and Norbert L. LeBoeuf.

Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

PART F/S

Index to Financial Statements

Financial Statements

CHINA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2007 AND 2006

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

China Holdings, Inc. (A Development Stage Company)

78365 Hwy 111 Ste 382

La Quinta, CA 92253

We have audited the accompanying balance sheets of China Holdings, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of China Holdings, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern.

/s/ The Blackwing Group, LLC

The Blackwing Group, LLC

Issuing Office: Independence, MO

May 12, 2008

CHINA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007 AND 2006

ASSETS
		2007		2006
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Liabilities		$-		$-
Accounts Payable		-		-
Total Current Liabilities		-		-

Long Term Liabilities
Convertible Note		50,000		50,000
Total Long Term Liabilities		50,000		50,000

Stockholders' Equity (Note B)
Preferred stock, par value $1;
1,000 shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value $.001;
99,999,000 shares authorized;
3,190,400 shares issued and outstanding		3,190		3,190
Additional Paid in Capital		-		-
Retained Earnings (Accumulated Deficit)		(53,190)		(53,190)
Total Stockholders' Equity		(50,000)		(50,000)

Total Liabilities and Stockholders' Equity		$-		$-

CHINA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE PERIODS ENDED DECEMBER 31, 2007 AND 2006

Income	2007	2006
Revenues	$-	$-
Consulting Fees	-	-
Total Income	-	-

Cost of Goods Sold	-	-

Gross Margin	-	-

General and Administrative Expenses
Interest Expense	-	-
Admin Support	-	-
Consulting	-	-
New Business Development	-	-
Computer Services and Software Systems	-	-
Licenses and Permits	-	-
Depreciation	-	-
Miscellaneous	-	-
Total Operating Expenses	-	-

Net Income (Loss)	$-	$-

Per Share Information:

Net Income (Loss) per share - 3,190,400 shares issued	$-	$-

Basic weighted average number
common stock shares outstanding	3,190,400	3,190,400

Diluted (loss) per common share	$-	$-

Diluted weighted average number
common stock shares outstanding	3,190,400	3,190,400

CHINA HOLDINGS, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2007 AND 2006

CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006

Net income	$-	$-

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-
Amortization	-	-
(Increase) decrease in:
Accounts Receivable	-	-
Prepaid Expenses	-	-
Increase (decrease) in:
Accrued Liabilities	-	-
Accounts Payable	-	-
Net Cash Provided (Used) By Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-	-
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CHINA HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON APRIL 28, 1994
(Expressed in US Dollars)

	Number of		Additional		Total
Capital Stock Issued	Common	Par	Paid	Deficit	Stockholders'
	Shares	Value	In Capital	Accumulated	Equity (Deficit)

- April 28, 1994	-	0.001	-	-	-

- December 31, 1994	-	0.001	-	-	-

- December 31, 1995	-	0.001	-	-	-

- Shares issued at par value for consulting*	936,900	0.001	-	-	936

Net Loss for the period ending December 31, 1996				(936)	(936)

Balance as of December 31, 1996	936,900	0.001	-	(936)	-

Balance as of December 31, 1997	936,900	0.001	-	(936)	-

- Sale of Common Stock for Cash	2,053,500	0.001	-	-	2,054

Balance as of December 31, 1998	2,990,400	0.001	-	(936)	2,054

- Convertible $50,000 note See Footnote E	-	0.001	-	-	-

Net Loss for the period from December 31, 1999				(50,000)	(50,000)

Balance as of December 31, 1999	2,990,400	0.001	-	(50,936)	(47,947)

Balance as of December 31, 2000	2,990,400	0.001	-	(50,936)	(47,947)

- Shares issued at par value for services	200,000	0.001	-	-	200

Net Loss for the period from December 31, 2001				(2,254)	(2,254)

Balance as of December 31, 2001	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2002	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2003	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2004	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2005	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2006	3,190,400	0.001	-	(53,190)	(50,000)

Net Loss for the period from December 31, 2007				-	-

Balance as of December 31, 2007	3,190,400	0.001	-	(53,190)	(50,000)

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of China Holdings, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

The condensed consolidated financial statements of China Holdings, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein reflect all normal recurring adjustments that in the opinion of management are necessary for fair presentation. The Company has not commenced operations and has no working capital.

Organization, Nature of Business and Trade Name

China Holdings, Inc. (the Company) was incorporated in the State of Nevada on April 28, 1994 under the name of Silver Bow Antique Aviation. The Company was incorporated to engage in any lawful activities.

The Company’s articles initially authorized 1,000 shares of Preferred Stock and 10,000 shares of Common Stock, both at a par value of $.001 per share.

The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

On October 6, 2005 Silver Bow Antique Aviation, a Nevada corporation, merged with China Holdings, Inc, a Wyoming corporation with the Wyoming corporation surviving for the purpose of effecting a name changed and changing the domicile of the company from Nevada to Wyoming.

China Holdings, Inc. was organized in the State of Wyoming on October 6, 2005 for the purpose of engaging in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company is currently investigating various opportunities as a merger candidate. Currently, the Company has entered into discussions with several small to medium size companies that are looking for merger opportunities.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of company acquired in a merger or acquisition.

Cost of Goods Sold

Since the Company is still in the development state formal application of certain procedures have not been implemented. Generally, job costs include all direct materials, and labor costs and those indirect costs related to development and maintenance of the website. Selling, general and administrative costs are charged to expense as incurred. However, Cost of Goods Sold procedures will be dependent on the industry that the identified merger or acquisition candidate is in.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on China Holdings, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. China Holdings, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

Common stock

The Company’s articles initially authorized the Company to issue a total of 11,000 (Eleven Thousand) shares of stock, consisting of 1,000 (One Thousand) shares of preferred stock and 10,000 (Ten Thousand) shares of common stock, both with a par value of $.001 per share.

During 1996, certain consulting services were rendered to the Company by the majority stockholder, Magellan Capital Corporation, (a Nevada Corporation doing business in California) and four (4) other individuals. The value of such services were at the stated par value for 1,041 shares issued on July 15, 1995 and have been stated on the Balance Sheet and Statement of Operations and Cash Flow Statement at $936 for the year ending December 31, 1996, which amount reflects the par value of the original issue on the date of the 900 to 1 forward stock split on the 1,041 shares. Revised number of shares issued and outstanding after the foregoing split were 936,900, with a total value of $936 as of the end of year December 31, 1996.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2007 AND 2006

Capital Stock (continued)

An amendment to the Articles of Incorporation of the Company on October 7, 1998 increased its authorized shares to a total of 100,000,000 (One Hundred Million) shares, consisting of 99,990,000 (Ninety Nine Million Nine Hundred Ninety Thousand) shares of common stock and 10,000 (Ten Thousand) shares of preferred stock, all with a par value of $.001 per share. Currently, no shares of preferred stock have been issued. Three Million One Hundred Ninety Thousand Four Hundred (3,190,400) shares of common stock have been issued.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments and Hedging Activities (SFAS No. 155), which amends Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives, We expect the adoption of SFAS No. 155 to have a material impact on its consolidate financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156), which amends FASB Statement No. 140 (SFAS No. 140). SFAS 156 may be adopted as early as January 1, 2006 for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provision as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)

Specifically, the FAST said FAS No. 156 permits a services using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2006, the FASB issued SFAS No. 157 (SFAS No. 157). The purpose of SFAS No. 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period.

SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities.) We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 (SFAS No. 158), which amends SFAS No. 87, 88, 106 and 132(R). Post application of SFAS 158, an employer should continue to apply the provision in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, which is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer’s fiscal year-end.

Lastly, SFAS No. 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159 (FASB No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. FASB No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)

The provisions of FASB No. 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of FASB No. 159 will have a material impact on our financial condition, results of operations or cash flows.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

Management expects to seek potential business opportunity from all known sources but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

NOTE C – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2007 AND 2006

NOTE C – INCOME TAXES (continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

NOTE D – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Three Million One Hundred Ninety Thousand Four Hundred (3,190,400) outstanding in the development period ending December 31, 2007 and 2006.

(b) List of Exhibits

31	302 Certification
32	906 Certification

(B)	REPORTS ON FORM 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, tax and accounting fees for ongoing normal business activities will continue to be paid by Mr. Dempsey Mork, Chief Financial Officer, Director, the majority Shareholder of China Holdings, Inc.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years through the year ending December 31, 2006, and were approved by the Company’s Board of Directors pursuant to its policies and procedures.

i

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: June 30, 2008

China Holdings, Inc.

/s/	Dempsey Mork

By:	Dempsey Mork, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Dempsey Mork	President/CEO/	June 30, 2008
Dempsey Mork	Secretary/CFO/Director

ii