Form 10-K/A
period 2007-12-31
China Holdings, Inc.
filed 2008-07-01
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

2

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

Name and address	Number of Shares Beneficially Owned	Percentage of Class

*Magellan Capital Corporation	597,600	16.19%

Magellan Capital Corporation	900,000

* Pension Benefit Plan and Trust

3

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

/s/ The Blackwing Group, LLC

The Blackwing Group, LLC

Issuing Office: Independence, MO

May 12, 2008

CHINA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007 AND 2006

ASSETS
		2007		2006
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Liabilities		$-		$-
Accounts Payable		-		-
Total Current Liabilities		-		-

Long Term Liabilities
Convertible Note		50,000		50,000
Total Long Term Liabilities		50,000		50,000

Stockholders' Equity (Note B)
Preferred stock, par value $1;
1,000 shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value $.001;
99,999,000 shares authorized;
3,190,400 shares issued and outstanding		3,190		3,190
Additional Paid in Capital		-		-
Retained Earnings (Accumulated Deficit)		(53,190)		(53,190)
Total Stockholders' Equity		(50,000)		(50,000)

Total Liabilities and Stockholders' Equity		$-		$-

CHINA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE PERIODS ENDED DECEMBER 31, 2007 AND 2006

Income	2007	2006
Revenues	-	-
Consulting Fees	-	-
Total Income	-	-

Cost of Goods Sold	-	-

Gross Margin	-	-

General and Administrative Expenses
Interest Expense	-	-
Admin Support	-	-
Consulting	-	-
New Business Development	-	-
Computer Services and Software Systems	-	-
Licenses and Permits	-	-
Depreciation	-	-
Miscellaneous	-	-
Total Operating Expenses	-	-

Net Income (Loss)	$-	$-

Per Share Information:

Net Income (Loss) per share - 3,190,400 shares issued	$-	$-

Basic weighted average number
common stock shares outstanding	3,190,400	3,190,400

Diluted (loss) per common share	$-	$-

Diluted weighted average number
common stock shares outstanding	3,190,400	3,190,400

CHINA HOLDINGS, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2007 AND 2006

CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006

Net income	$-	$-

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-
Amortization	-	-
(Increase) decrease in:
Accounts Receivable	-	-
Prepaid Expenses	-	-
Increase (decrease) in:
Accrued Liabilities	-	-
Accounts Payable	-	-
Net Cash Provided (Used) By Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-	-
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

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