Form 10-Q
period 2008-09-30
China Holdings, Inc.
filed 2008-10-02
CIK 1076891

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2008

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

Yes ☒   No ☐

As of Sept. 30, 2008, the issuer had 3,190,400 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 3 month period ended Sept. 30, 2008 have been prepared by the Management Group of China Holdings, Inc.

China Holdings, Inc.
(A Development Stage Company)
BALANCE SHEET

ASSETS	Sept. 30, 2008	December 31, 2007
CURRENT ASSETS:
Deposit Cash/New Business Oper.	$0	$0
Total Current Assets	0	0
FIXED ASSETS: (Note 3)
Property/Equipment Less	0	0
Accumulated Depreciation	0	0
Net Fixed Assets	0	0
TOTAL ASSETS	$0	$0
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities: (Note 4)
Misc. Accrued Liabilities	$0	$0
Other Liabilities	0	0
Total current liabilities	0	0
LONG TERM LIABILITIES: (Note 5)	176,321	176,321
Net Total Long Term Liabilities	0	0
TOTAL LIABILITIES	0	0
SHAREHOLDERS' EQUITY (NOTE 1)
Preferred stock, par value $.001; 1,000 shares authorized; -0- shares issued and outstanding	0	0
Common stock, par value $.001; 99,999,000 shares authorized; issued & outstanding 3,190,400	3,190	3,190
Paid-in capital	20,000	20,000
Retained earnings <Accum. Deficit>	<199,511>	<199,511>
NET EQUITY/RETAINED EARNINGS <DEFICIT>	<176,321>	<176,321>
TOTAL ASSETS/LIABILITIES	$0	$0

The accompanying notes are an integral part of these financial statements.

China Holdings, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ending Sept. 30 2008 & 2007

	Sept. 30, 2007	Sept. 30, 2008
Misc. Income	$-0-	$-0-
Operating Expenses:
Interest Expense	-0-	-0-
Admin Support	-0-	-0-
Depreciation (Note 3)	-0-	-0-
Misc. Expenses	-0-	-0-
New Business Development Expenses	-0-	-0-
Computer Services/Software Systems	-0-	-0-
Total Operating Expenses	-0-	-0-
Income (Loss) From Operations	-0-	-0-
Other Income/ (Expense): Misc. Other Income/ (Expense)	-0-	-0-
Credit/ Other Income	-0-	-0-
Total Net Other Income	-0-	-0-
Net Income (Loss)	$-0-	$-0-
Per share information:
Basic (Loss) per common share	$0.000	$0.000
Basic weighted average number
Common Stock shares outstanding	3,190,400	3,190,400
Diluted (Loss) per common share	$0.000	$0.000
Diluted weighted average number
Common Stock shares outstanding	3,190,400	3,190,400

The accompanying notes are an integral part of these financial statements.

China Holdings, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ending Sept. 30, 2008

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

China Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended Sept. 30, 2008

GENERAL:

The condensed consolidated financial statements of China Holdings, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, China Holdings, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended Sept. 30, 2008 should be read in conjunction with the financial statements and notes thereto included in this report.

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

Preferred Stock.

The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through Sept. 30, 2008, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize China Holdings, Inc. to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the period ending Sept. 30, 2008, there were 3,190,400 shares of Common Stock issued and outstanding. As of Sept. 30, 2008, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets for the period ending Sept. 30, 2007 and December 31, 2007.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of Sept. 30, 2008 and December 31, 2007 were:

Category Description	Amounts due 9/30/08	Amounts due 12/31/07
Current Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $0 for the three months ended Sept. 30, 2008, compared with a net loss of $ 0   for the three months ended Sept. 30, 2007.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Sept. 30, 2008.

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

As of Sept. 30, 2008, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Sept. 30, 2008 and that material weaknesses in ICFR existed as more fully described below.

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended Sept. 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Sept. 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Oct. 1, 2008

China Holdings, Inc.
Registrant

By: /s/ Dempsey Mork
Dempsey Mork Chairman of the Board Chief Executive Officer