Form 10-K/A
period 2007-12-31
China Holdings, Inc.
filed 2008-11-21
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A3

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

Item 2. Properties.

The Company has no property as of the date of this report, (31 DEC 2007).

The Company Headquarters are located in La Quinta, California and are furnished by Mr. Dempsey Mork, Chief Financial Officer, Director.

Item 3. Legal Proceedings.

None.

Item 4. Submission of matters to a vote of Security holders.

None.

Part II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

CHINA HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON APRIL 28, 1994
(Expressed in US Dollars)
					Total
	Number of		Additional		Stockholders'
	Common	Par	Paid	Deficit	Equity
Capital Stock Issued	Shares	Value	In Capital	Accumulated	(Deficit)

- April 28, 1994	-	0.001	-	-	-

- December 31, 1994	-	0.001	-	-	-

- December 31, 1995	-	0.001	-	-	-

- Shares issued at par value for consulting*	936,900	0.001	-	-	936

Net Loss for the period ending December 31, 1996				(936)	(936)

Balance as of December 31, 1996	936,900	0.001	-	(936)	-

Balance as of December 31, 1997	936,900	0.001	-	(936)	-

- Sale of Common Stock for Cash	2,053,500	0.001	-	-	2,054

Balance as of December 31, 1998	2,990,400	0.001	-	(936)	2,054

- Convertible $50,000 note See Footnote E	-	0.001	-	-	-

Net Loss for the period from December 31, 1999				(50,000)	(50,000)

Balance as of December 31, 1999	2,990,400	0.001	-	(50,936)	(47,947)

Balance as of December 31, 2000	2,990,400	0.001	-	(50,936)	(47,947)

- Shares issued at par value for services	200,000	0.001	-	-	200

Net Loss for the period from December 31, 2001				(2,254)	(2,254)

Balance as of December 31, 2001	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2002	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2003	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2004	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2005	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2006	3,190,400	0.001	-	(53,190)	(50,000)

Net Loss for the period from December 31, 2007				-	-

Balance as of December 31, 2007	3,190,400	0.001	-	(53,190)	(50,000)

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report

Evaluation of Disclosure Controls and Procedures

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

Date: Nov. 20 , 2008

China Holdings, Inc.

/s/ Dempsey Mork
By:	Dempsey Mork, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Dempsey Mork	President/CEO/	Nov. 20 , 2008
Dempsey Mork	Secretary/CFO/Director