Form 10-K
period 2008-12-31
China Holdings, Inc.
filed 2009-11-19
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
__________________ to ____________________.

Commission File Number 000-25997

China Holdings, Inc.
(Exact Name of Small Business Issuer as specified in its Charter)

Wyoming	91-1939533
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

78365 Hwy. 111 Ste. 382 La Quinta, CA	922253
(Address of principal executive offices)	(Zip Code)

(760) 219-2776
(Issuer's telephone number)

Former Name: Silver Bow Antique Aviation

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Outstanding at December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes     ☐ No.

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Outstanding at December 31, 2008
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

Item 1A.  Risk Factors.

N/A

Item 1B.  Unresolved Staff Comments.

N/A

Item 2. Properties.

The Company has no property as of the date of this report, (31 DEC 2008).

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

Holders.

The shareholders of record of China Holdings, Inc. common stock, as of December 31, 2008 is 52.

Dividends. Holders of China Holdings, Inc. common stock are entitled to receive such dividends as may be declared by its board of directors.

Item 6.  Selected Financial Data.

ASSETS
		2008		2007
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Liabilities		$-		$-
Accounts Payable		-		-
Total Current Liabilities		-		-

Long Term Liabilities
Convertible Note		50,000		50,000
Total Long Term Liabilities		50,000		50,000

Stockholders' Equity (Note B)
Preferred stock, par value $1;
1,000 shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value $.001;
99,999,000 shares authorized;
3,190,400 shares issued and outstanding		3,190		3,190
Additional Paid in Capital		-		-
Retained Earnings (Accumulated Deficit)		(53,190)		(53,190)
Total Stockholders' Equity		(50,000)		(50,000)

Total Liabilities and Stockholders' Equity		$-		$-

Income	2008	2007
Revenues	$-	$-
Consulting Fees	-	-
Total Income	-	-

Cost of Goods Sold	-	-

Gross Margin	-	-

General and Administrative Expenses
Interest Expense	-	-
Admin Support	-	-
Consulting	-	-
New Business Development	-	-
Computer Services and Software Systems	-	-
Licenses and Permits	-	-
Depreciation	-	-
Miscellaneous	-	-
Total Operating Expenses	-	-

Net Income (Loss)	$-	$-

Per Share Information:

Net Income (Loss) per share - 3,190,400 shares issued	$-	$-

Basic weighted average number
common stock shares outstanding	3,190,400	3,190,400

Diluted (loss) per common share	$-	$-

Diluted weighted average number
common stock shares outstanding	3,190,400	3,190,400

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.  Financial Statement and Supplementary Data.

CHINA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

China Holdings, Inc. (A Development Stage Company)

78365 Hwy 111 Ste 382

La Quinta, CA 92253

We have audited the accompanying balance sheets of China Holdings, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of China Holdings, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ The Blackwing Group, LLC

The Blackwing Group, LLC

Issuing Office: Independence, MO

September 29, 2009

CHINA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2008 AND 2007

ASSETS
		2008		2007
Current Assets	$		$
Cash and Cash Equivalents		-		-
Accounts Receivable - Trade		-		-
Total Current Assets		-		-

Fixed Assets
Machinery and Equipment		-		-
Accumulated Depreciation		-		-
Total Fixed Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Liabilities		$-		$-
Accounts Payable		-		-
Total Current Liabilities		-		-

Long Term Liabilities
Convertible Note		50,000		50,000
Total Long Term Liabilities		50,000		50,000

Stockholders' Equity (Note B)
Preferred stock, par value $1;
1,000 shares authorized; -0-
shares issued and outstanding		-		-
Common stock, par value $.001;
99,999,000 shares authorized;
3,190,400 shares issued and outstanding		3,190		3,190
Additional Paid in Capital		-		-
Retained Earnings (Accumulated Deficit)		(53,190)		(53,190)
Total Stockholders' Equity		(50,000)		(50,000)

Total Liabilities and Stockholders' Equity		$-		$-

CHINA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007

Income	2008	2007
Revenues	$-	$-
Consulting Fees	-	-
Total Income	-	-

Cost of Goods Sold	-	-

Gross Margin	-	-

General and Administrative Expenses
Interest Expense	-	-
Admin Support	-	-
Consulting	-	-
New Business Development	-	-
Computer Services and Software Systems	-	-
Licenses and Permits	-	-
Depreciation	-	-
Miscellaneous	-	-
Total Operating Expenses	-	-

Net Income (Loss)	$-	$-

Per Share Information:

Net Income (Loss) per share - 3,190,400 shares issued	$-	$-

Basic weighted average number
common stock shares outstanding	3,190,400	3,190,400

Diluted (loss) per common share	$-	$-

Diluted weighted average number
common stock shares outstanding	3,190,400	3,190,400

CHINA HOLDINGS, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007

CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007

Net income	$-	$-

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-
Amortization	-	-
(Increase) decrease in:
Accounts Receivable	-	-
Prepaid Expenses	-	-
Increase (decrease) in:
Accrued Liabilities	-	-
Accounts Payable	-	-
Net Cash Provided (Used) By Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-	-
Capital Contributions	-	-
Net Cash (Used) By Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CHINA HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON APRIL 28, 1994
(Expressed in US Dollars)
					Total
	Number of		Additional		Stockholders'
	Common	Par	Paid	Deficit	Equity
Capital Stock Issued	Shares	Value	In Capital	Accumulated	(Deficit)

- April 28, 1994	-	0.001	-	-	-

- December 31, 1994	-	0.001	-	-	-

- December 31, 1995	-	0.001	-	-	-

- Shares issued at par value for consulting*	936,900	0.001	-	-	936

Net Loss for the period ending December 31, 1996				(936)	(936)

Balance as of December 31, 1996	936,900	0.001	-	(936)	-

Balance as of December 31, 1997	936,900	0.001	-	(936)	-

- Sale of Common Stock for Cash	2,053,500	0.001	-	-	2,054

Balance as of December 31, 1998	2,990,400	0.001	-	(936)	2,054

- Convertible $50,000 note See Footnote E	-	0.001	-	-	-

Net Loss for the period from December 31, 1999				(50,000)	(50,000)

Balance as of December 31, 1999	2,990,400	0.001	-	(50,936)	(47,947)

Balance as of December 31, 2000	2,990,400	0.001	-	(50,936)	(47,947)

- Shares issued at par value for services	200,000	0.001	-	-	200

Net Loss for the period from December 31, 2001				(2,254)	(2,254)

Balance as of December 31, 2001	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2002	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2003	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2004	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2005	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2006	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2007	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2008	3,190,400	0.001	-	(53,190)	(50,000)

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

In September 2007, the FASB issued SFAS No. 158 (SFAS No. 158), which amends SFAS No. 87, 88, 106 and 132(R). Post application of SFAS 158, an employer should continue to apply the provision in statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of benefit plan, which is, the diffrence between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior services costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer's fiscal year-end. SFAS No. 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2007 for employers with publicly traded equity securities and as of the end of teh fiscal year ended after June 15, 2008 for employers without publicly traded equity securities. We do not expect the adoption of SFAS No. 158 to have material impact on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued statement No. 159 (FASB No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendement of FASB Statement No. 115. FASB No. 159 permits companies to choose to measure many financial instruments and certain other items as fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FASB No. 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of FASB No. 159 will have material impact on our financial condition, results of operations or cash flows.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)

In May 2009, the FASB issued FAS 165, "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15,2009. The adoption of FAS 165 did not have a material impact on the company's financial condition or results of operation.

In June 2009, the FASB issued FAS 166 "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a trasnfer on its financial position, financial performance, and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after Novemeber 15, 2009. The company does not expect the adoption of FAS 166 to have an impact on the company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS issued 167, "Amendments to FASB Interpretation No. 46(R)". FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) consituent concerns about the application of certain key provisions of Interperation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and sueful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reproting period that begins afterh Novemeber 15, 2009. The company does not expect the adoption of FAS 167 to have an impact on the company's results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of Securities and Exchange Commision (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company does not expect the adoption of FAS 168 to have an impact on the company's results of operations, financial condition or cash flow.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

The officers and directors of the company hae paid all expenses related to the activities of seeking other business oportunities and performing all functions necessary for the required SEC filings for this company with the understanding that these expenses will not be reimbursed by the company due to the fact that this is not the only company they are performing these services for.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2008 AND 2007

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

NOTE D – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Three Million One Hundred Ninety Thousand Four Hundred (3,190,400) outstanding in the development period ending December 31, 2008 and 2007.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Dec. 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Dec. 31, 2008.

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

As of Dec. 31, 2008, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report,

such internal controls and procedures were not effective as of Dec. 31, 2008 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2008:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-K for the fiscal year ended Dec. 31, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Dec. 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Dempsey K. Mork	68	President, Sec. Treas & Director	Jan. 2004

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

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dempsey K. Mork	12/31/08	0	0	0	0	0	0	0	0
President,	12/31/07	0	0	0	0	0	0	0	0
Director	12/31/06	0	0	0	0	0	0	0	0
	12/31/05	0	0	0	0	0	0	0	0

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

Date: Nov. 18 , 2009

China Holdings, Inc.

/s/ Dempsey Mork
By:	Dempsey Mork, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Dempsey Mork	President/CEO/	Nov. 18 , 2009
Dempsey Mork	Secretary/CFO/Director