Form 10-Q
period 2009-09-30
China Holdings, Inc.
filed 2009-11-19
CIK 1076891

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

China Holdings, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ending Sept. 30 2009 & 2008

	Sept. 30, 2008	Sept. 30, 2009
Misc. Income	$-0-	$-0-
Operating Expenses:
Interest Expense	-0-	-0-
Admin Support	-0-	-0-
Depreciation (Note 3)	-0-	-0-
Misc. Expenses	-0-	-0-
New Business Development Expenses	-0-	-0-
Computer Services/Software Systems	-0-	-0-
Total Operating Expenses	-0-	-0-
Income (Loss) From Operations	-0-	-0-
Other Income/ (Expense): Misc. Other Income/ (Expense)	-0-	-0-
Credit/ Other Income	-0-	-0-
Total Net Other Income	-0-	-0-
Net Income (Loss)	$-0-	$-0-
Per share information:
Basic (Loss) per common share	$0.000	$0.000
Basic weighted average number
Common Stock shares outstanding	3,190,400	3,190,400
Diluted (Loss) per common share	$0.000	$0.000
Diluted weighted average number
Common Stock shares outstanding	3,190,400	3,190,400

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

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets for the period ending Sept. 30, 2008 and December 31, 2008.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of Sept. 30, 2009 and December 31, 2008 were:

Category Description	Amounts due 9/30/09	Amounts due 12/31/08
Current Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

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