Form 10-K
period 2009-12-31
China Holdings, Inc.
filed 2010-04-14
CIK 1076891

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
__________________ to ____________________.

Commission File Number 000-25997

China Holdings, Inc.
(Exact Name of Small Business Issuer as specified in its Charter)

Wyoming	91-1939533
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

78365 Hwy. 111 Ste. 382 La Quinta, CA	92253
(Address of principal executive offices)	(Zip Code)

(760) 219-2776
(Issuer's telephone number)

Former Name: Silver Bow Antique Aviation

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Outstanding at December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes     ☐ No.

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, no par value	3,190,400
Title of Class	Number of Shares Outstanding at December 31, 2009
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

Item 1A.  Risk Factors.

N/A

Item 1B.  Unresolved Staff Comments.

N/A

Item 2. Properties.

The Company has no property as of the date of this report, (31 DEC 2009).

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

Holders.

The shareholders of record of China Holdings, Inc. common stock, as of December 31, 2009 is 52.

Dividends. Holders of China Holdings, Inc. common stock are entitled to receive such dividends as may be declared by its board of directors.

Item 6.  Selected Financial Data.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.  Financial Statement and Supplementary Data.

CHINA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

SAM KAN AND COMPANY

1151 HARBOR BAY PKWY STE 101

ALAMEDA, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Holdings, Inc.

(A Development Stage Company)

La Quinta, California

We have audited the accompanying balance sheets of China Holdings, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Holdings, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of China Holdings, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan and Company

Sam Kan and Company

April 12, 2010

Alameda, California

CHINA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2009 AND 2008

ASSETS
	2009	2008
Current Assets
Cash and Cash Equivalents	-	-
Total Current Assets	-	-

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY	2009	2008

Current Liabilities
Total Current Liabilities	-	-

Short Term Liabilities
Related Party Advance (Note E)	56,000	50,000
Total Long Term Liabilities	56,000	50,000

Total Liabilities (all current)	56,000	50,000
Stockholders' Equity (Note B)
Preferred stock, par value $.001;
shares authorized; -no
shares issued and outstanding	-	-
Common stock, par value $.001;
99,999,000 shares authorized;
3,190,400 shares issued and outstanding	3,190	3,190
Additional Paid in Capital	-	-
Retained Earnings (Accumulated Deficit)	(59,190)	(53,190)
Total Stockholders' Equity	(56,000)	(50,000)

Total Liabilities and Stockholders' Equity	$-	$-

See accompanying notes to finanical statements

CHINA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATION
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008

Income	2009	2008	For the Period from April 28, 1994 (Inception) to December 31, 2009
Revenues	$-	$-	$-
Total Income	-	-	-

Cost of Goods Sold	-	-	-

Gross Margin	-	-	-

Operating Expenses (Note E)
General and Administrative	6,000	-	59,190
Total Operating Expenses	6,000	-	59,190

Other Income (loss)
Interest Expense	-	-	-

Net Income (Loss)	$(6,000)	$-	(59,190)

Per Share Information:

Net Income (Loss) per share - 3,190,400 shares issued	$(0.00246)	$-

Basic weighted average number
common stock shares outstanding	$2,438,055	$2,386,842

See accompanying notes to financial statements

CHINA HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008

CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008	For the period from April 28, 1994 (inception) to December 31, 2009

Net income	$(6,000)	$-	$(59,190)

Adjustments to reconcile net income to net cash provided
by operating activities
Net Cash Provided (Used) By Operating Activities	(6,000)	-	(59,190)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-	-
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Debt Related Party	6,000	-	56,000
Capital Contributions	-	-	3,190
Net Cash (Used) By Financing Activities	6,000	-	59,190

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF YEAR	-	-	-

CASH AT END OF YEAR	$-	$-	$-

Supplemental cash flow Information:
Cash Paid for interest
	$-	$-	$-
Cash paid for income taxes
	$-	$-	$-

See accompanying notes to financial statements

CHINA HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON APRIL 28, 1994
(Expressed in US Dollars)
					Total
	Number of		Additional		Stockholders'
	Common	Par	Paid	Deficit	Equity
	Shares	Value	In Capital	Accumulated	(Deficit)

- April 28, 1994 (Inception)	-	$0.00	$-	$-	$-

Balance as of December 31, 1994	-	0.001	-	-	-

Balance as of December 31, 1995	-	0.001	-	-	-

- Shares issued at par value for consulting*	936,900	0.001	-	-	936

Net Loss for the period ending December 31, 1996				(936)	(936)

Balance as of December 31, 1996	936,900	0.001	-	(936)	-

Balance as of December 31, 1997	936,900	0.001	-	(936)	-

- Sale of Common Stock for Cash	2,053,500	0.001	-	-	2,054

Balance as of December 31, 1998	2,990,400	0.001	-	(936)	2,054

- Convertible $50,000 note See Footnote E	-	0.001	-	-	-

Net Loss for the period from December 31, 1999				(50,000)	(50,000)

Balance as of December 31, 1999	2,990,400	0.001	-	(50,936)	(47,947)

Balance as of December 31, 2000	2,990,400	0.001	-	(50,936)	(47,947)

- Shares issued at par value for services	200,000	0.001	-	-	200

Net Loss for the period from December 31, 2001				(2,254)	(2,254)

Balance as of December 31, 2001	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2002	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2003	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2004	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2005	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2006	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2007	3,190,400	0.001	-	(53,190)	(50,000)

Balance as of December 31, 2008	3,190,400	0.001	-	(53,190)	(50,000)

Net loss for the Period of December 31, 2009				(6,000)	(6,000)

Balance as of December 31, 2009	3,190,400	$ 0.00	$ -	$ (59,190.00)	$ (56,000.00)

See accompanying notes to financial statements

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of China Holdings, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

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

On October 9, 1998, the Company filed a certificate of amendment amending resident agent and stock. The Company is now authorized 100,000,000 shares of Common Stock at a par value of $.001. The registered agent is Harold T. Gewerter, Esq.

On October 6, 2005, Silver Bow Antique Aviation, a Nevada corporation, voted to merge with China Holdings, Inc, a Wyoming corporation with the Wyoming corporation surviving for the purpose of effecting a name changed and changing the domicile of the company from Nevada to Wyoming.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates (continued)

a material impact on China Holdings, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. China Holdings, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock – Common Stock

The Company’s articles initially authorized the Company to issue a total of 11,000 (Eleven Thousand) shares of stock, consisting of 1,000 (One Thousand) shares of preferred stock and 10,000 (Ten Thousand) shares of common stock, both with a par value of $.001 per share.

During 1996, certain consulting services were rendered to the Company by the majority stockholder, Magellan Capital Corporation, (a Nevada Corporation doing business in California) and four (4) other individuals. The value of such services were at the stated par value for 1,041 shares issued on July 15, 1995 and have been stated on the Balance Sheet and Statement of Operations and Cash Flow Statement at $936 for the year ending December 31, 1996, which amount reflects the par value of the original issue on the date of the 1 to 900 forward stock split on the 1,041 shares. Revised number of shares issued and outstanding after the foregoing split were 936,900, with a total value of $936 as of the end of year December 31, 1996.

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

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

Provision for Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.

The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

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

The officers and directors of the company have paid all expenses related to the activities of seeking other business opportunities and performing all functions necessary for the required SEC filings for this company with the understanding that these expenses will not be reimbursed by the company due to the fact that this is not the only company they are performing these services for.

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

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

NOTE C – INCOME TAXES (continued)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

Net deferred tax assets consist of the following components from Inception on April 28, 1998 to December 31, 2009:

2009
Deferred tax assets NOL Carryover	$20,125
Valuations Allowance	(20,125)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended Dec. 31, 2009 due to the following:

On December 31, 2009, the Company had an operating loss carry forward of $20,125 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

NOTE D – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, “Earnings Per Share,” formerly known as SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted-average number of share of common stock of Three Million One Hundred Ninety Thousand Four Hundred (3,190,400) outstanding in the development period ending December 31, 2009 and 2008.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on April 28, 1994 to The Year Ended December 31, 2009	$(59,190)	$2,438,055	$(0.02428)

NOTE E- RELATED PARTY TRANSACTIONS

For the year ended December 31, 2008, the Company’s President advanced $50,000 to the Company for the working capital. In late 2009, the Company’s President paid $6,000 for professional fees for filing compliance purposes. These advances are non-interest bearing and will be reimbursed once the Company starts generating cash flows.

CHINA HOLDINGS, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING DECEMBER 31, 2009 AND 2008

NOTE F - SUBSEQUENT EVENTS

In February, 2010, the Company issued a note payable of $6,000 to Dempsey Mork. The note will be matured by December 31, 2010. There is no payment term during the year. Principal and interest of 6% will be due when the loan is matured.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 6, 2010, Board of Directors of the Registrant dismissed The Blackwing Group, LLC, its independent registered public account firm. The PCAOB revoked the registration of Blackwing on December 22, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements of two issuers, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non cooperation with a Board Investigation. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of The Blackwing Group, LLC as its independent auditor. None of the reports of The Blackwing Group, LLC on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10K for the period ended 12/31/2008 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with The Blackwing Group, LLC. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to The Blackwing Group, LLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant has engaged Sam Kan & Company, CPA’s to act as its independent registered public accounting firm for all statements going forward and to perform an required re audits.   Sam Kan & Company, CPA’s have not performed any services for the registrant previously.

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

Based on that assessment, management concluded that, during the period covered by this report,

such internal controls and procedures were not effective as of Dec. 31, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2009:

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

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dempsey K. Mork	12/31/09	0	0	0	0	0	0	0	0
President,	12/31/08	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0

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

Director Independence

The Company does not have any independent directors serving on its board of directors.

Item 14.   Principal Accounting Fees and Services.

For the last two fiscal years:

Audit Fees	$3,000

Audit Related Fees	$0

Tax Fees	$0

All Other Fees	$0

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(b) List of Exhibits

31	302 Certification
32	906 Certification

(B)	REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: April 12, 2010

China Holdings, Inc.

/s/ Dempsey Mork
By:	Dempsey Mork, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Dempsey Mork	President/CEO/	April 12, 2010
Dempsey Mork	Secretary/CFO/Director