Form 10-Q
period 2011-03-31
CHINA HOLDINGS GROUP INC
filed 2011-08-11
CIK 1076891

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Nevada, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended March 31, 2011

                                                 Commission file number: 0-25997

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

Yes  ☒   No *

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2011, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of March 31, 2011 was 3,190,400 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

China Holdings Group, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                     9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   10

Item 4.       Controls and Procedures                                                                                                                                           10

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       11

Item 1A.   Risk Factors                                                                                                                                                                 12

Item 2.      Sales of Unregistered Securities and Use of Proceeds                                                                                                12

Item 3       Defaults Upon Senior Securities                                                                                     .                                           12

Item 4.      Removed and Reserved                                                                                                                                              12

Item 5.      Other Information                                                                                                                                                       12

Item 6.      Exhibits                                                                                                                                                                       12

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended March 31, 2011 have been prepared by the Management Group of China Holdings Group, Inc.

CHINA HOLDINGS GROUP, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

              For the Three Months Ended March 31, 2011, and the Period of April 28, 1994 (Since inception) to March 31, 2011

China Holdings Group, Inc. (A Development Stage Enterprise)
Balance Sheets
	March 31 December 31
	2011	2010
ASSETS

Current assets
Cash	$235	$235
Total current assets	235	235
Total assets	$235	$235

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$2,000	$2,000
Accrued Interest	394	305
Due to related party	57,600	57,600
Total current liabilities	59,994	59,905

Long term liabilities
Notes Payable	0	0
Total long term liabilities	0	0

Total liabilities	59,994	59,905

Stockholders' (Deficit) Equity
Preferred stock, par value $0.001; 10,000 shares authorized; No share issued and outstanding on March 31, 2011 and December 31, 2010. Common stock, par value $0.001; 99,990,000 shares authorized, 3,190,400 shares issued and outstanding at March 31, 2011 and December 31, 2010	3,190	3,190
Additional paid in capital	-	-
Retained Earnings (Accumulated Deficit)	(62,949)	(62,860)
Total stockholders' (deficit) equity	(59,759)	(59,670)

Total liabilities and stockholders' (deficit) equity	$235	$235

See accompanying notes to financial statements

China Holdings Group, Inc.

(A Development Stage Enterprise)

Statement of Operations

			For the period from April 28, 1994 (Since inception) to March 31, 2011

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Expenses
General & administrative	-	-	62,555
Professional fees	-	-	-
Total expenses	-	-	62,555

Other income / (expense)
Interest expense	(89)	-	(394)
Total other income / (expense)	(89)	-	(62,949)

Net loss	$(89)	$-	$(62,949)

Basic and diluted loss per common share	$-	$-

Weighted average shares outstanding	3,190,400	3,190,400

See accompany notes to financial statements

China Holdings Group, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

For the period from

April 28, 1994

(Since inception)

Three months ended March 31,

to March 31,

2011

2010

2011

(Unaudited)

Cash flows from operating activities

Net loss

$

(89)

$

--

$

(62,949)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

Accounts payable & Accrued Expenses

--

--

2,000

Loan payable - related party

--

--

57,600

Accrued Interest on Notes - related parties

89

--

394

Issuance of Securities for services rendered

--

--

1,136

  Net cash used in operating activities

--

--

(1,819)

  Net cash from investing activities

--

--

--

Cash flows from financing activities

Proceeds from related party loan

--

--

--

Proceeds from issuance of stock

--

--

2,054

  Net cash provided by financing activities

--

--

--

Net increase in cash

--

--

235

Cash at beginning of period

235

--

--

Cash at end of period

$

235

$

--

$

235

Supplemental disclosure of non-cash investing and financing activities:

Issuance of securities for services rendered

$

--

$

--

$

1,136

Supplemental Cash Flow Information:

Cash paid for interest

$

--

$

--

$

--

Cash paid for income taxes

$

--

$

--

$

--

See accompany notes to financial statements

CHINA HOLDINGS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2011

and for the period of April 28, 1994 (Since inception) to March 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SHAREHOLDERS’ EQUITY

No addition common shares were issued for any reason during the three months ended March 31, 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company issued a note payable to Dempsey Mork, a related party, on September 30, 2003 in the amount of $50,000. The note is non-interest bearing and it is due on demand. As of December 31, 2010, this note is still outstanding.

CHINA HOLDINGS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2011

and for the period of April 28, 1994 (Since inception) to March 31, 2011

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

The Company has also issued a note payable to Mr. Mork during 2010 for his cash contribution in funding the Company’s daily operations. This note is non-interest bearing and it is due on demand. As of March 31, 2011 this note is still outstanding.

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

The Company’s officers and directors have resolved to provide for various expenses incurred by the Company

At March 31, 20911, the Company had accrued $394 in interest on these promissory Notes.

NOTE 5 – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 “Subsequent Events”.  No additional disclosure is required.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

China Holdings Group, Inc. was incorporated pursuant to the laws of the State of Nevada on April 28, 1994, under the name “Silver Bow Antique Aviation”. The Company was incorporated primarily to engage in the restoration and maintenance of antique aircraft.

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

Since incorporation, we have financed our operations primarily through financing and through the increase in accounts payable, payments made by others for the company and by settlement of the payable amounts with shares of common stock of the Company.

To date we have not implemented our planned principal operations.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15

(e) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                                                                      PART II

ITEM 1.                               LEGAL PROCEEDINGS

None.

ITEM 1A.                            RISK FACTORS

Not applicable to smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                               REMOVED AND RESERVED

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibits filed herewith

             Exhibit No.                                                                  Description

                     31.1         Chief Executive and Financial  Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of2002

32.1          Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HOLDINGS GROUP, INC.

Date: August 10,  2011

By: /s/ Dempsey K. Mork

Dempsey K Mork, Chief Executive and Financial Officer

(principal financial and accounting officer and duly authorized officer)