Form 10-Q
period 2011-06-30
CHINA HOLDINGS GROUP INC
filed 2011-08-15
CIK 1076891

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Nevada, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended June 30, 2011

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

As of June 30, 2011, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of June 30, 2011 was 3,190,400 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

China Holdings Group, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                     9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   10

Item 4.       Controls and Procedures                                                                                                                                           10

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       11

Item 1A.   Risk Factors                                                                                                                                                                 11

Item 2.      Sales of Unregistered Securities and Use of Proceeds                                                                                               12

Item 3       Defaults Upon Senior Securities                                                                                     .                                           12

Item 4.      Removed and Reserved                                                                                                                                              12

Item 5.      Other Information                                                                                                                                                       12

Item 6.      Exhibits                                                                                                                                                                       12

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended June 30, 2011 have been prepared by the Management Group of China Holdings Group, Inc.

CHINA HOLDINGS GROUP, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2011, the Six Months Ended June 30, 2011, and the Period of April 28, 1994 (Since inception) to June 30, 2011.

China Holdings Group, Inc. (A Development Stage Enterprise)
Balance Sheets
	June 30 December 31
	2011	2010
ASSETS

Current assets
Cash	$217	$235
Total current assets	217	235

Total assets	$217	$235

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$-	$3,500
Accrued Interest	483	305
Due to related party	59,600	57,600
Total current liabilities	60,083	59,905

Long term liabilities
Notes Payable	0	0
Total long term liabilities	0	0
Total liabilities	60,083	59,905

Stockholders' (Deficit) Equity
Preferred stock, par value $0.001; 10,000 shares authorized; No share issued and outstanding on June 30, 2011 and December 31, 2010. Common stock, no par value; 100,000,000 shares authorized, 142,894 shares issued and outstanding at June 30, 2011 and December 31, 2010	3,190	3,190
Additional paid in capital	-	-
Retained Earnings (Accumulated Deficit)	(63,056)	(62,860)
Total stockholders' (deficit) equity	(59,866)	(59,670)

Total liabilities and stockholders' (deficit) equity	$217	$235

See accompanying notes to financial statements

China Holdings Group, Inc.

(A Development Stage Enterprise)

Statement of Operations

					For the period from April 28, 1994 (Since inception)) to June 30, 2011

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & administrative	18	40	18	40	62,573
Professional fees	-	-	-	-	-
Total expenses	18	40	18	40	62,573

Other income / (expense)
Interest expense	90	-	179	-	484
Total other income / (expense)	90	-	179	-	(484)

Net loss	$(108)	$(40)	$(197)	$(40)	$(63,057)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares outstanding	3,190,400	3,190,400	3,190,400	3,190,400

See accompanying notes to financial statements

China Holdings Group, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period from April 28, 1994 (Since inception) to June 30, 2011

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(197)	$(40)	$(63,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable & Accrued Expenses	-	200	2,000
Loan payable – related party	-	-	57,600
Accrued Interest on Notes – related parties	179	-	484
Issuance of securities for services rendered	-	-	1,136
Net cash used in operating activities	(18)	160	(1,837)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	-
Proceeds from issuance of stock	-	-	2,054
Net cash provided by financing activities	-	-	-

Net increase in cash	(18)	160	217
Cash at beginning of period	235	-	-
Cash at end of period	$217	$160	$217

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

CHINA HOLDINGS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2011, the Six Months ended June 30, 2011 and for the period of April 28, 1994 (Since inception) to June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No additional common shares were issued for any reason during the three months ended June 30, 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company issued a note payable to Dempsey Mork, a related party, on September 30, 2003 in the amount of $50,000. The note is non-interest bearing and it is due on demand. As of December 31, 2010, this note is still outstanding.

CHINA HOLDINGS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2011, the Six Months ended June 30, 2011 and for the period of April 28, 1994 (Since inception) to June 30, 2011

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

At June 30, 2011, the Company had accrued $483 in interest on these promissory Notes.

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