Form 10-Q/A
period 2011-06-30
CHINA HOLDINGS GROUP INC
filed 2011-11-01
CIK 1076891

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Nevada, D.C. 20549

FORM 1O-Q/A

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

THIS AMENDMENT IS BEING FILED SOLELY TO INCLUDE INTERACTIVE DATA

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

CHINA HOLDINGS GROUP, INC.

Date: November 1,  2011

By: /s/ Dempsey K. Mork

Dempsey K Mork, Chief Executive and Financial Officer

(principal financial and accounting officer and duly authorized officer)