Form 10-Q
period 2011-09-30
CHINA HOLDINGS GROUP INC
filed 2011-11-09
CIK 1076891

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Nevada, D.C. 20549

                                               FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended September 30, 2011

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

As of September 30, 2011, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of September 30, 2011 was 3,190,400 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

China Holdings Group, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                     9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   10

Item 4.       Controls and Procedures                                                                                                                                           10

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       11

Item 1A.   Risk Factors                                                                                                                                                                 11

Item 2.      Sales of Unregistered Securities and Use of Proceeds                                                                                                11

Item 3       Defaults Upon Senior Securities                                                                                     .                                           11

Item 4.      Removed and Reserved                                                                                                                                              11

Item 5.      Other Information                                                                                                                                                       11

Item 6.      Exhibits                                                                                                                                                                       11

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended September 30, 2011 have been prepared by the Management Group of China Holdings Group, Inc.

CHINA HOLDINGS GROUP, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended September 30, 2011, the Nine Months Ended September 30, 2011, and the Period of April 28, 1994 (Since inception) to September 30, 2011.

China Holdings Group, Inc. (A Development Stage Enterprise)
Balance Sheets
	June 30 December 31
	2011	2010
ASSETS

Current assets
Cash	$163	$235
Total current assets	163	235

Total assets	$163	$235

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$-	$3,500
Accrued Interest	574	305
Due to related party	59,600	57,600
Total current liabilities	60,174	59,905

Long term liabilities
Notes Payable	0	0
Total long term liabilities	0	0
Total liabilities	60,174	59,905

Stockholders' (Deficit) Equity
Preferred stock, par value $0.001; 10,000 shares authorized; No share issued and outstanding on September 30, 2011 and December 31, 2010. Common stock, no par value; 100,000,000 shares authorized, 142,894 shares issued and outstanding at September 30, 2011 and December 31, 2010	3,190	3,190
Additional paid in capital	-	-
Retained Earnings (Accumulated Deficit)	(63,201)	(62,860)
Total stockholders' (deficit) equity	(60,011)	(59,670)

Total liabilities and stockholders' (deficit) equity	$163	$235

See accompanying notes to financial statements

China Holdings Group, Inc.

(A Development Stage Enterprise)

Statement of Operations

					For the period from April 28, 1994 (Since inception)) to September 30, 2011

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & administrative	54	1,325	72	1,365	62,627
Professional fees	-	-	-	-	-
Total expenses	54	1,325	72	1,365	62,627

Other income / (expense)
Interest expense	91	-	269	-	575
Total other income / (expense)	91	-	269	-	575

Net loss	$(145)	$(1,325)	$(341)	$(1,365)	$(63,202)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares outstanding	3,190,400	3,190,400	3,190,400	3,190,400

See accompanying notes to financial statements

China Holdings Group, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period from April 28, 1994 (Since inception) to September 30, 2011

	Nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(341)	$(1,365)	$(63,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable & Accrued Expenses	-	1,600	2,000
Loan payable – related party	-	-	57,600
Accrued Interest on Notes – related parties	269	-	575
Issuance of securities for services rendered	-	-	1,136
Net cash used in operating activities	(72)	235	(1,891)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	-
Proceeds from issuance of stock	-	-	2,054
Net cash provided by financing activities	-	-	-

Net increase in cash	(72)	235	163
Cash at beginning of period	235	-	-
Cash at end of period	$163	$235	$163

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

CHINA HOLDINGS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended September 30, 2011, the Nine Months ended September 30, 2011 and for the period of April 28, 1994 (Since inception) to September 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No additional common shares were issued for any reason during the three months ended September 30, 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company issued a note payable to Dempsey Mork, a related party, on September 30, 2003 in the amount of $50,000. The note is non-interest bearing and it is due on demand. As of December 31, 2010, this note is still outstanding.

CHINA HOLDINGS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended September 30, 2011, the Nine Months ended September 30, 2011 and for the period of April 28, 1994 (Since inception) to September 30, 2011

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

The Company has also issued a note payable to Mr. Mork during 2010 for his cash contribution in funding the Company’s daily operations. This note is non-interest bearing and it is due on demand. As of September 30, 2011 this note is still outstanding.

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

At September 30, 2011, the Company had accrued $574 in interest on these promissory Notes.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15

(e) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                                                                      PART II

ITEM 1.                               LEGAL PROCEEDINGS

None.

ITEM 1A.                            RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated Dec. 31, 2010.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

                               of 2002.

                       32.1       Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Holdings Group, Inc.

Date: November 9, 2011

By: lsi Dempsey Mork

Dempsey Mork, Chief Executive and Financial Officer

 (principal financial and

 accounting officer and duly

 authorized officer)