Form 10-Q/A
period 2011-09-30
CHINA HOLDINGS GROUP INC
filed 2012-02-21
CIK 1076891

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

Registrant's telephone number, including area code: (760) 219-2776

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
	September 30 December 31
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

See accompanying notes to financial statements

China Holdings Group, Inc.

(A Development Stage Enterprise)

Statement of Operations

					For the period from April 28, 1994 (Since inception)) to September 30, 2011

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & administrative	54	1,325	72	1,365	62,627
Professional fees	-	-	-	-	-
Total expenses	54	1,325	72	1,365	62,627

Other income / (expense)
Interest expense	91	-	269	-	575
Total other income / (expense)	91	-	269	-	575

Net loss	$(145)	$(1,325)	$(341)	$(1,365)	$(63,202)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average shares outstanding	3,190,400	3,190,400	3,190,400	3,190,400

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

Date:February 21, 2012

By: lsi Dempsey Mork

Dempsey Mork, Chief Executive and Financial Officer

 (principal financial and

 accounting officer and duly

 authorized officer)